Form 10-K
period 1997-12-31
SPECTRA PHYSICS LASERS INC
filed 1998-03-27
CIK 1047385

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER:
                                   000-23461
                            ------------------------

                          SPECTRA-PHYSICS LASERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                      77-0264342
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

           1335 TERRA BELLA AVENUE, MOUNTAIN VIEW, CALIFORNIA, 94043
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  650-961-2550

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                              TITLE OF EACH CLASS:
                                      NONE

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 1998, 16,168,043 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on February 27,
1998) of Spectra-Physics Lasers, Inc., held by nonaffiliates was $47,164,000. For purpose of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be 'affiliates' as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed prior to April 30, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM I. BUSINESS

GENERAL

     Spectra-Physics Lasers, Inc. (the "Company") is a leader in the design, development, manufacture and distribution of lasers and laser systems for a broad range of markets. The Company has been a pioneer in the laser industry and has developed a proprietary and patented portfolio of laser, optic and related manufacturing technologies. The Company offers two broad product lines: high power semiconductor-based lasers and laser-based systems (high power semiconductor lasers (HPSL) and semiconductor laser pumped solid state (SLPSS) lasers) and conventional lasers and laser-related products. The Company's high power semiconductor-based products range from semiconductor lasers, the basic engine, through semiconductor laser pumped lasers to end user systems. Through technological innovation, the Company is leading the transition to high power semiconductor-based lasers from conventional lasers such as gas, liquid and lamp pumped lasers. The Company has been at the forefront of high power semiconductor-based laser technology for the last 14 years and is leveraging its technical strengths to develop high power semiconductor-based lasers, which are more efficient, reliable, cost-effective and compact than existing lasers. These lasers are enabling many new applications and replacing conventional lasers in existing applications in industrial, OEM and research and development markets. According to Strategies Unlimited, a market research firm, the use of high power semiconductor-based lasers is expected to increase approximately 30% to 40% annually over the next several years.

     The Company is also a leading supplier of conventional lasers and laser-related products to industrial and research and development customers. These lasers, while based upon older technology, have unique performance characteristics that make them the only current solution for certain demanding technical applications. According to Laser Focus World, the market for high power conventional lasers is expected to grow from $1.2 billion in 1997 to $1.4 billion in 1998. The Company's conventional products include ultrafast systems, amplifier systems, optical parametric oscillators, air and water-cooled ion lasers, high energy flash lamp pumped YAG lasers, optics and optical systems. The Company's strong market position and technology leadership in these conventional laser applications enhances its opportunity to expand its high growth semiconductor-based laser business by generating funds, capitalizing on strong customer relationships and leveraging its technological expertise.

     The Company works closely with its customers to develop its products and is focused on providing innovative solutions to customer needs. To control critical aspects of product quality, significantly improve time-to-market, reduce costs and identify new applications, the Company has vertically integrated into strategic technologies. The Company sells its products to a wide range of customers for use in a variety of applications such as commercial printing, materials processing, medical, research and development, optical data storage and semiconductor manufacturing, inspection and repair. The Company's customers include 3D Systems, Becton Dickinson, DaiNippon Screen, Electro-Scientific Industries, Haemonetics, IBM, KLA/ Tencor, Komag, Presstek, Rofin-Sinar, Seagate and Western Digital.

     Spectra-Physics AB, a multinational corporation based in Sweden which is listed for trading on the Stockholm Stock Exchange, indirectly owns 80.4% of the Company's outstanding Common Stock.

     Prior to the Reorganization described below, the Company, Opto Power Corporation ("Opto Power") and Spectra-Physics Laser Data Systems, Inc. ("Laser Data"), together with various foreign subsidiaries of Spectra-Physics AB that conducted sales and technical support operations on their behalf, were operated as a functional group called the Lasers and Optics Group (collectively, the "Lasers and Optics Group"). In preparation for the Company's initial public offering, the Lasers and Optics Group was reorganized (the "Reorganization") in October 1997 so that the assets and liabilities (including contractual rights and obligations) of the Lasers and Optics Group are now held directly or indirectly by the Company. In connection with the Reorganization, the Company entered into certain agreements with Spectra-Physics AB or its subsidiaries relating to certain aspects of the ongoing relationships between them, such as administrative support services and distribution, facilities leasing, trademark and patent license arrangements. In Decem-ber 1997, the Company also entered into a registration rights agreement with Spectra-Physics Holdings USA, Inc. ("Holdings"), a wholly-owned subsidiary of Spectra-Physics AB.

     In December 1997, the Company completed an initial public offering of 2,400,000 shares of common stock, at an offering price of $10.00 per share. An additional 360,000 shares of common stock were sold in January 1998 in accordance with an overallotment option granted to the underwriters. The net proceeds from the sale of these shares was approximately $23.9 million.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Certain information in this Annual Report on Form 10-K, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section of Item 1 of this Annual Report on Form 10-K, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

RISK FACTORS

  Fluctuations In Quarterly Operating Results

     The Company's operating results have fluctuated significantly in the past and are expected to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond the Company's control. Results in any period could be affected by changes in market demand, competitive market conditions, market acceptance of new or existing products, fluctuations in foreign exchange rates, the cost and availability of components, the Company's ability to manufacture and ship products, the mix of the Company's customer base and sales channels, the mix of products sold, the Company's ability to expand its sales and marketing organization effectively, the Company's ability to attract and retain key technical and managerial employees and general economic conditions. Due to the foregoing factors, the Company's operating results in one or more future periods are expected to be subject to significant fluctuations. In the event such fluctuations result in the Company's financial performance being below the expectations of public market analysts and investors, the price of the Company's Common Stock would likely decline, perhaps substantially.

     Sales to individual customers are often related to a customer's specific requirements, the timing of which is subject to change. From time to time, the Company has experienced accelerations and slowdowns in shipments to customers, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. A significant portion of the Company's sales are to customers in the research and development market. Sales into this market have historically varied from quarter-to-quarter due to seasonal fluctuations and governmental spending patterns. In addition, announcements by the Company or its competitors of new products or technologies could cause customers to defer purchases of the Company's existing products. In the event that anticipated orders from customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above factors or other unanticipated factors, the Company's business, operating results and financial condition would be materially adversely affected. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indicative of future performance.

     The Company has experienced a trend in its sales whereby its fiscal fourth quarter net sales represent a disproportionate share of the Company's annual net sales and whereby the Company's first quarter net sales decline significantly compared to the fourth quarter of the prior fiscal year. The Company believes these sales patterns result in part because of Spectra-Physics AB's emphasis on annual (as opposed to quarterly) results and in part from the Company's incentive compensation plan which compensates employees based on annual results. The Company recognizes that the non-linear pattern of its shipments leads to inefficiencies in asset and employee utilization. The Company is taking steps to mitigate this sales trend, but this pattern is likely to continue in the near term.

     Despite the fluctuations in its quarterly sales patterns, the Company's operating expenses are incurred on an approximately ratable basis. As a result, if expected sales are deferred for any reason, the Company's business, operating results and financial condition could be materially adversely affected.

     The Company's gross margin is affected by a number of factors, including product mix, product pricing, cost of components, the proportion of third party products incorporated into the Company's systems, foreign exchange rates and manufacturing costs. For example, since semiconductor-based lasers and laser systems generally have higher gross margins than conventional lasers, absent other factors, a shift in sales toward semiconductor-based lasers and systems would lead to a gross margin improvement for the Company. On the other hand, if market conditions in the highly competitive conventional laser market forced the Company to lower unit prices, the Company would suffer a decline in gross margin unless the Company were able to timely offset the price reduction by a reduction in production costs or by sales of other products with higher gross margins. Either of these events could have a material effect on the Company's business, operating results and financial condition.

     The Company's backlog on a given date consists of written purchase orders or other commitments for products which are scheduled to be shipped within the following twelve months. Orders in backlog are firm, but are generally subject to cancellation or rescheduling without penalty. Decisions by customers to reduce inventory levels could lead to reductions in purchases from the Company and could have a material adverse effect on the Company's business, operating results and financial condition.

  Control by Principal Stockholder

     Spectra-Physics AB beneficially owns 80.4% of the outstanding shares of Common Stock of the Company. As a result, Spectra-Physics AB will be able to control the outcome of matters requiring stockholder approval, including the election of directors, and will have the ability to control the business and affairs of the Company. So long as Spectra-Physics AB continues to beneficially own a significant amount of the Company's outstanding Common Stock, only a limited percentage of the Common Stock will be traded in the public market.

     The Company has entered into certain agreements with Spectra-Physics AB or its affiliates relating to certain aspects of the ongoing relationships between them, such as tax sharing, administrative support service, office space rental and trademark and patent license arrangements. Accordingly, the Company will depend in part on its continuing relationship with Spectra-Physics AB.

  Risks Associated with Sole Suppliers and Limited Sources

     A number of components necessary for the manufacture and operation of many of the Company's products such as crystals, ceramic components and Q switches are obtained from sole suppliers or a limited group of suppliers. The Company has experienced shortages of such supplies in the past. The Company does not maintain any long-term supply agreements with any of its suppliers. The Company's reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing. The disruption or termination of any of these sources could have a material adverse effect on the Company's business, operating results and financial condition. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could significantly delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Key Personnel

     The success of the Company depends to a significant degree on the efforts of the Company's senior management team. The Company's operations may be adversely affected if one or more members of senior management were to leave the Company. The Company is also dependent upon its ability to attract and retain qualified employees, particularly highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees or the failure to attract qualified new employees could have a material adverse effect on the Company's business, operating results and financial condition.

  Manufacturing Risks

     The manufacture of certain of the laser and optic components, products and systems sold by the Company is a highly complex and precise process. As a result of the technical complexity of the Company's products, changes in the Company's or its suppliers' manufacturing processes, or the inadvertent use of defective or contaminated materials by the Company or its suppliers, could result in a material adverse effect on the Company's ability to achieve acceptable manufacturing yields and product reliability. To the extent the Company does not achieve such yields or product reliability, its business, operating results, financial condition and customer relationships would be adversely affected.

     The Company relies exclusively on its own production capability to manufacture certain strategic components, optics and optical systems, semiconductor lasers, lasers and laser-based systems. Because the Company manufactures, packages and tests these components, products and systems at its own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts or equipment, fire, earthquake, natural disaster, equipment failures or otherwise would have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Key Markets and Successful Identification of New Markets

     The Company's current products serve many applications in the commercial printing, materials processing, medical, research and development, optical data storage and semiconductor manufacturing, inspection and repair markets. No assurances can be given that these markets will continue to generate significant or consistent demand for the Company's products. Existing markets could be significantly diminished by new technologies or products that replace or render obsolete the Company's technologies and products. The Company is dependent on successfully identifying new markets for its products. There can be no assurance that the Company will be able to successfully identify new high-growth markets in the future. Moreover, there can be no assurance that new markets will develop for the Company's or its customers' products, or that the Company's technology or pricing will enable such markets to develop.

  Dependence on Key Customers

     The Company's customers are generally not contractually obligated to purchase any specified quantity of products in any particular period, and product sales to major customers have varied widely from quarter to quarter and year to year. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of, or a material reduction in orders by, one or more of the Company's major customers would have a material adverse effect on the Company's business, operating results and financial condition. Even if relationships with existing major customers continue, such customers' requirements for the Company's products will depend on the success of their product development, marketing, sales and other business efforts. The Company's or its customer's products could be replaced or made obsolete by other technologies or products, potentially leading to an adverse impact on the Company's business, operating results and financial condition.

  Risks of Managing Future Growth

     Any significant growth in the Company's sales or any significant expansion in the scope of its operations would likely strain the Company's management, financial, manufacturing and other resources and may require the Company to implement and improve a variety of operating, financial and other systems, procedures and controls. While the Company plans significant expansion of its manufacturing, sales, accounting and other information systems to meet these challenges, there can be no assurance that these efforts will succeed, or that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in a timely and efficient manner could have a material adverse effect on the Company's business, operating results and financial condition.

  Rapid and Fundamental Technological Change

     The laser and optics industry is characterized by extensive research and development expenditures and rapid technological change. The development by current or future competitors of new or improved products, processes or technologies may make the Company's current or proposed products obsolete or less competitive. Although the Company devotes significant resources to further develop and enhance its existing products, including its semiconductor-based lasers, there can be no assurance that new or alternative technologies will not make the Company's products obsolete or less competitive. The Company's future business, operating results and financial condition will depend on its ability to enhance its existing products, develop new products that address the particular needs of its customers and respond to technological advances and emerging industry standards and practices.

  Competition

     The Company's various markets are highly competitive. The Company's overall competitive position depends on a number of factors including the price, quality and performance of its products, the level of customer service, the development of new technology and the Company's ability to participate in emerging markets. The Company faces competition from three primary sources: current direct competitors, potential competitors and suppliers of new technologies. The Company offers a range of components, subsystems, products and systems and has a number of competitors worldwide in various segments of its markets. In its HPSL markets, direct competitors include SDL, Inc., Siemens and Thompson-CSF. In its SLPSS laser markets, major competitors include Coherent, Inc. and Lightwave Electronics Inc. In the laser disk texturing market, the Company's major competitor is IBM Corporation. In its other product markets, the Company's major competitors include Coherent Inc., Continuum (a division of Hoya) and Uniphase Corporation. None of the Company's competitors competes in all of the product areas and industries currently served by the Company. However, as existing or new markets continue to grow, the Company expects that new competitors will emerge and present competitors will seek to increase their market share.

     New technologies may emerge to compete with the Company's products. In most of the Company's product lines, both the Company and its competitors are working to develop new technologies, or improvements and modifications to existing technologies, which will render present products obsolete. There can be no assurance that the Company's development efforts will be successful. In addition, there can be no assurance that markets will develop for any such future products, or that any such products will be competitive with other technologies or products that may be developed by others. Some of the Company's competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than the Company. In addition, some of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company's current or potential competitors will not develop or acquire products comparable or superior to those developed by the Company, combine or merge to form larger, more significant competitors, or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Increased competition has resulted and is expected, in the future, to result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition. The Company expects that both direct and indirect competition will increase in the future. Additional competition could adversely affect the Company's business, operating results and financial condition through price reductions or loss of market share.

  Dependence on Proprietary Technology; Risk of Patent Infringement Claims

     The Company's future success and competitive position is dependent upon its proprietary technology, and the Company relies on patent, trade secret, trademark and copyright law to protect its intellectual property. There can be no assurance that the patents owned or licensed by the Company will not be invalidated, circumvented, challenged or licensed to others, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued within the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. In addition, effective copyright, patent and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. Certain of the Company's technology is licensed on a non-exclusive basis from third parties which may license such technology to others, including competitors of the Company. There can be no assurance that the steps taken by the Company to protect its technology will prevent misappropriation of such technology.

     The laser and optics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Litigation has been necessary and may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation has in the past resulted in substantial costs and diversion of resources and any future actions could have a material adverse effect on the Company's business, operating results and financial condition. In particular, the Company has been involved in litigation with two of its principal competitors, SDL, Inc. and Uniphase Corporation. The SDL litigation, which was settled in 1997, was initiated by the Company in 1995 to enforce its rights under a technology agreement with SDL. The Uniphase litigation was initiated by the Company in 1991 to enforce the Company's rights under one of its patents. The Uniphase litigation was settled in 1994.

     From time to time the Company has received and expects in the future to receive notices of claims of infringement of other parties' proprietary rights. There can be no assurance that infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or will not result in an injunction against the sale of allegedly infringing products or otherwise materially adversely affect the Company's business, operating results and financial condition.

  Risks Associated With International Sales

     International sales accounted for approximately 45%, 52%, and 60%, of the Company's net sales in 1997, 1996 and 1995, respectively. International sales carry a number of inherent risks, including exposure to currency fluctuations, potentially adverse tax consequences, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, generally longer receivable collection periods, changes in political and regulatory environments, tariffs and other potential trade barriers. In addition, certain of the Company's international sales are subject to export licensing and approvals by U.S. governmental agencies. Although to date the Company has experienced no significant difficulty in obtaining such licenses or approvals, the failure to obtain such licenses or approvals or comply with such regulations in the future could have a material adverse effect on the Company's business, operating results and financial condition.

  Potential Adverse Impact of Environmental and Other Governmental Regulations

     The Company's facilities and operations are subject to a wide variety of foreign, federal, state and local environmental laws, regulations and ordinances, including those related to air emissions, wastewater discharges and chemical and hazardous waste management and disposal ("Environmental Laws"). The Company's operations also are governed by laws relating to workplace safety and worker health, primarily the Occupational Safety and Health Act ("Employee Safety Laws"). Further, compliance with Environmental Laws also may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. Although the Company believes that its operations are in compliance in all material respects with current requirements under Environmental Laws and Employee Safety Laws, the nature of the Company's operations exposes it to the risk of liabilities or claims with respect to such matters.

     Certain of these Environmental Laws, including the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA") and similar state laws (collectively, "Superfund Laws"), hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products ("Hazardous Substances"). Such Superfund Laws also provide for responses to and liability for releases of certain Hazardous Substances into the environment. The nature of the Company's operations and the long history of industrial uses at some of its current or former facilities expose the Company to risk of liabilities or claims under Superfund Laws. The Company has received three notifications from state or federal environmental regulatory agencies stating that the Company may be potentially responsible under Superfund Laws for the release of Hazardous Substances generated by its former operations at three locations. The Company responded to the inquiries by asserting that it was not responsible for response activities at any of these sites. Since the Company provided its responses, the environmental regulatory agencies have not pursued the Company as a potentially responsible party at two of the sites and the Company received a letter from the environmental agency stating that it does not consider the Company as a potentially responsible party at this time at the third site.

     Since 1984, the Company's facilities in Mountain View, California ("Mountain View Site") have been undergoing investigation and remediation in response to past releases of industrial solvents to the soil and groundwater. In addition, the impacted groundwater has migrated to what is referred to as the North Bayshore Area. As a result of these past releases, the Mountain View Site and other neighboring sites are listed on the National Priorities List ("NPL" or the "Superfund List") under CERCLA. The Company is subject to orders issued by the California Regional Water Quality Control Board ("Orders") that require the Company to perform remediation on- and off-site and investigate other potentially responsible parties. Pursuant to the Orders and other orders issued to other responsible parties, the Company and other responsible parties are jointly performing and funding remediation which includes soil treatment and on-site and off-site groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the Order are in place, and consequently the initial capital expenses for such systems have been incurred. In October 1997, the Company was served with a complaint that had been filed in the Superior Court of the State of California seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals (Rosario Balcita et al. v. Teledyne Semiconductor, Spectra-Physics Lasers, et al.). While the Company believes it has meritorious defenses to the claims asserted in this lawsuit and intends to vigorously defend itself in this case, the amount of loss, if any, that may result upon resolution of this complaint is not currently estimable nor have any amounts been accrued in the Company's financial statements. Accordingly, there can be no assurance that the complaint will be resolved without adverse impact to the Company's financial position or results of operations. There can be no assurances that other parties will not come forward and claim personal injury or property damage.

     Based on the Company's experience to date, the Company believes that the future cost of compliance with existing Environmental Laws (or liability for known environmental liabilities or claims) and Employee Safety Laws should not have a material adverse effect on the Company's business, operating results and financial condition. However, future events, such as changes in existing laws and regulations or their interpretation, or the discovery of heretofore unknown contamination, may give rise to additional compliance costs or liabilities that could have a material adverse effect on the Company's business, operating results and financial condition. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, may require additional expenditures by the Company that may be material.

  Potential Sales of Stock by Holdings; Shares Eligible for Future Sale

     Future sales by Holdings of the Company's Common Stock could adversely affect the prevailing market price of the Common Stock. The Company and Holdings have agreed not to offer, sell or otherwise dispose of any shares of Common Stock except with respect to the Company's existing employee benefit plans, without the prior written consent of NationsBanc Montgomery Securities, Inc., for a period of 180 days after December 11, 1997 (the "Lockup Period"). Following the Lockup Period, Holdings will be permitted to sell in the public market specified amounts of Common Stock without registration pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). In addition, on December 8, 1997, the Company entered into a registration rights agreement with Holdings that obligates the Company to register under the Securities Act the shares of Common Stock owned by Holdings upon its demand.

     No predictions can be made as to the effect, if any, that sales in the public market of shares or the availability of additional shares for future sale will have on the market price of the Common Stock. The market price of the Common Stock could be adversely affected by future sales of Common Stock or the perception that such sales may occur.

  Certain Anti-Takeover Matters; Possible Issuance of Preferred Stock

     Certain provisions of Delaware law, the Company's Certificate of Incorporation and the Company's Bylaws could delay or make more difficult a merger, tender offer or proxy contest involving the Company. The Company is subject to Section 203 of the Delaware General Corporation Law ("DGCL") which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder. Under the Company's Certificate of Incorporation and Bylaws, the directors may enlarge the size of the Board and fill any vacancies on the Board. The Company's Bylaws provide that nominations for directors may not be made by stockholders at any annual meeting unless the stockholder intending to make a nomination notifies the Company of its intention a specified period in advance and furnishes certain information, and require advance notice of business to be brought by a stockholder before the annual meeting. The shares of the Company's Preferred Stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of Preferred Stock that may be issued in the future. The issuance of Preferred Stock and the application of Section 203 of the DGCL and certain other provisions of the Company's Certificate of Incorporation and Bylaws could have the effect of discouraging, delaying or preventing a change of control of the Company.

INDUSTRY BACKGROUND

     A laser uses energy from a power source to stimulate a particular type of material, which creates and emits photons (i.e., light). The light emitted by lasers is more intense and has higher purity than the light emitted by conventional light sources. These characteristics enable applications in several broad markets such as telecommunications, medical and semiconductor manufacturing. The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application are wavelength (color) output power, repetition rate, cost and operating life.

     During the early years of laser development in the 1960s and 1970s, lasers were relatively expensive and large, and had low reliability and performance characteristics. Consequently, lasers were used primarily for scientific research and limited industrial applications where there were few alternatives to lasers. Since then, improvements in laser technology have resulted in lower cost, smaller, more reliable and more efficient lasers. As a result, the use of lasers for industrial and other commercial applications has increased significantly. Today, lasers are used in a wide range of applications and various markets including biotechnology, consumer electronics, industrial process control, materials processing, measurement, medical, printing, research and development, semiconductor manufacturing and telecommunications. According to Laser Focus World, the worldwide market for lasers grew from approximately $1.0 billion in 1993 to an estimated $3.2 billion in 1997, which represents a compound annual growth rate of approximately 35%.

     Lasers can be generally classified into four basic types: gas, liquid, lamp pumped and semiconductor-based. A significant portion of the installed base of lasers is comprised of gas, liquid and lamp pumped lasers. The principal markets for these conventional lasers have been materials processing, medical and scientific applications. According to Laser Focus World, the market for high power conventional lasers was approximately $1.2 billion in 1997, and is expected to increase to approximately $1.4 billion in 1998. Despite continuous advances in technology, significant shortcomings still exist with most conventional lasers. Most gas lasers are large, expensive, inefficient and fragile, many liquid lasers use carcinogenic dyes and have limited performance ranges, and lamp pumped lasers are limited by their dependence on inefficient and unreliable incandescent lamps. These lasers, while based upon older technology, have unique performance characteristics that make them the only current solution for certain demanding technical applications.

     Semiconductor-based lasers are a relatively new and innovative technology. A semiconductor-based laser creates light from the flow of an electric current through a specially designed semiconductor device. Semiconductor-based lasers include both high and low powered devices as well as semiconductor laser pumped solid state lasers.

     The laser industry has been characterized by a high degree of technological innovation. Today, the laser industry is undergoing a fundamental technology transition to semiconductor-based lasers from conventional lasers. This transition is being driven by a number of advantages of semiconductor-based lasers including:

     - Lower Operating Cost. The annual costs for power and water to operate a 10 W SLPSS laser is less than 5% of the cost to operate a gas laser. For example, the annual cost in California for power and water to operate a 10 W SLPSS laser for 2,000 hours is $300, compared to more than $17,000 for a 10 W gas laser.

     - Smaller Size. Semiconductor-based lasers are much smaller than conventional lasers of comparable power. For example, a 10 W semiconductor-based laser is one-tenth the size of a 10 W gas laser, and semiconductor laser diodes can be as small as a grain of salt.

     - Higher Reliability. Semiconductor pumped solid state lasers have lifetimes exceeding 10,000 hours, compared to 500 hours for a lamp pumped laser.

     - Greater Efficiency. Semiconductor lasers convert electrical power to light much more efficiently, converting greater than 40% of input power compared to 0.02% for a gas laser.

     As a result of the foregoing advantages, semiconductor-based lasers are replacing conventional laser technologies in existing applications as well as enabling many new applications. However, semiconductor-based lasers currently cannot address applications that require very high power output and laser light of certain wavelengths. Conventional lasers are the only solution for these technically demanding applications due to their unique performance characteristics.

     The semiconductor-based laser market generally can be divided into two categories: low power (less than 0.5 W), such as lasers used in CD players and laser printers, and high power (0.5 W or greater). To date, the greatest penetration of semiconductor-based lasers has been in applications that require low power. As high power semiconductor-based laser technology continues to advance, the use of high power semiconductor-based lasers is expected to increase approximately 30% to 40% annually over the next several years according to Strategies Unlimited, a market research firm.

     Customers for high power semiconductor-based lasers are seeking improved performance and reliability, reduced cost and a greater number of product offerings. Faced with these challenges and increasing time-to-market pressures, customers are increasingly relying upon third party technology providers for further innovations in lasers, optics and other related technologies. Meeting these requirements is extremely complex and requires significant expertise, breadth of technology and engineering resources and a substantial financial commitment.

STRATEGY

     The Company has been a leading supplier of lasers and laser systems for over 35 years and has been developing high power semiconductor-based lasers for the last 14 years. The Company has a significant proprietary and patented portfolio of lasers, optics and other related laser and manufacturing technologies. As a result, the Company believes that it is uniquely positioned to capitalize on the significant market opportunities for high power semiconductor-based lasers and end-user systems. Key elements of the Company's strategy include the following:

     Capitalize on Leadership in Semiconductor-based Laser Technology. To enhance its leadership position, the Company is continuing to focus substantial resources on semiconductor-based laser technology, enabling the Company to continue developing new products for existing and emerging markets. For example, the Company recently commenced shipments of the world's highest power single emitter semiconductor laser and the world's highest power commercially available semiconductor laser bar. The Company also recently began shipping a 40 kHz, 355 nm UV laser for the stereolithography market.

     Develop New Applications and Markets. The Company leverages its technology and close working relationships with its key customers to develop innovative solutions to complex customer requirements. In response to specific customer needs, the Company has developed systems incorporating laser technology in applications such as hard disk texturing and floptical disk manufacturing, and is working with customers to develop systems incorporating laser technology in enhanced magnetic resonance imaging, fiber laser pumping, diamond machining and PC board drilling.

     Introduce Systems Products. The Company's expertise in semiconductor-based laser and optics technology has enabled it to successfully introduce and market systems products in the disk drive industry. The Company's LZT-500 and LZT-1000 systems, which the Company commenced shipping in April 1997, use a Spectra-Physics SLPSS laser and optical beam train together with custom hardware and software to laser zone texture hard disks. Laser disk texturing systems enable an increase in the storage capacity of a hard disk. The Company is focused on developing other laser data storage systems based on its laser and optics technology.

     Continue Supporting Conventional Laser Technology. The Company intends to maintain a leadership position in the supply of conventional laser systems through continued targeted research and development investments. The Company also intends to seek new applications for certain conventional technologies such as the application of ultra-fast technology to inspect and test semiconductor wafers.

     Leverage Benefits of Strategic Vertical Integration. The Company has vertically integrated into strategic laser technologies, components and manufacturing processes such as optics and semiconductor wafers, and expects to continue such strategic vertical integration in the future. This vertical integration enables the Company to control the quality of strategic components, significantly improve time-to-market for new products and technologies and more easily identify new applications.

MARKETS

     The Company produces a broad range of lasers, laser systems, optics, optical systems and end user systems for the industrial, OEM and research and development markets. The primary applications for the Company's products in these markets are as follows:

     - Printing/Graphics. Historically, the commercial printing market has used silver halide-based film. In recent years, the commercial printing industry has increasingly shifted to thermal-based materials which require high power semiconductor-based lasers in the film exposure process. The Company believes that the incremental use of thermal-based materials for commercial printing will increase the demand for high power semiconductor-based lasers. The Company's high power semiconductor-based lasers are being used in conjunction with thermal-based film development by a number of major film suppliers.

     - Materials Processing. Materials processing encompasses a wide range of industrial processes that require the delivery of precisely controlled heat or light. Major segments of this market include:

         Hard Disk Texturing. In hard disk drive manufacturing, disks must be roughened or "textured" to prevent the head from fusing to the smooth surface of the disk causing the hard drive to "crash." Traditional texturing involves the mechanical application of a diamond paste to the entire disk surface. Laser-based texturing -- in which a laser is used to create tiny bumps on the disk surface -- is rapidly replacing mechanical texturing. A laser produces faster, cleaner, less wasteful and more consistent texturing over a smaller area of the disk, enabling more of the disk to be used for storage and in most cases doubling the disk's storage capacity.

         Stereolithography. Stereolithography is the computer generation of three-dimensional objects from CAD/CAM system input which typically is used for producing models, manufacturing prototypes, masters and patterns. Stereolithography involves exposing a proprietary photopolymer with ultraviolet light which "cures" the polymer creating a solid model in hours. Traditional hand crafting or machining methods can take weeks or even months to achieve the same result. Because of the advantages of SLPSS lasers, they have replaced conventional lasers in stereolithography applications requiring high power. The Company recently commenced shipments of a 40 kHz, 355 nm UV laser for the stereolithography market.

         Semiconductor Manufacturing, Inspection and Repair. Lasers are used to adjust the electrical characteristics of resistors, to inspect semiconductor wafers for defects and to repair semiconductor devices such as DRAMs and SRAMs. Because of their high reliability and ease of use, SLPSS lasers are widely used in these applications.

         Marking. Marking applications include plastics marking (e.g., marking the keys on a computer keyboard) and the marking of finished electronic components (e.g., marking very small semiconductor packages in final stages of semiconductor manufacturing). SLPSS lasers are replacing conventional flash lamp pumped YAG lasers in these and other direct-write marking applications where the performance characteristics of SLPSS lasers are required.

     - Research and Development. Research and development has historically been a major market for conventional laser technology, such as water cooled gas lasers, high energy flash lamp pumped YAG lasers and ultrafast systems with an installed base of tens of thousands of lasers. As new SLPSS lasers that can replicate the performance of conventional lasers are developed, they are rapidly replacing conventional lasers in this market. For example, in 1996 the Company commenced shipments of a 5 W CW green SLPSS laser called the Millennia to research and development customers. To date, over 500 Millennia lasers have been sold, many of which are being used by research and development customers to replace their existing water cooled ion lasers. Current applications for SLPSS lasers in the research and development market include pump lasers for ultrafast systems, confocal microscopy systems and seed lasers in amplifier systems.

     - Medical. Semiconductor-based lasers are increasingly used in therapeutic, surgical, dental and diagnostic medical applications. Therapeutic applications include a variety of skin treatments, such as hair removal, and thermal treatments using endoscopic delivery to internal organs such as the prostate. Surgical applications are expanding rapidly and now include general purpose endoscopic contact and non-contact surgical tools. Several diagnostic techniques, including magnetic resonance imaging, also employ semiconductor lasers. In this market, the Company provides semiconductor-based lasers to medical device OEMs.

     - Other. Part of the Company's strategy is to continue to identify applications for its technology in other markets. For example, the Company is working with Lucent Technologies to develop fiber lasers for the telecommunications market. Recently, the two companies announced that a fiber laser jointly developed by them achieved record output power levels. The Company's SLPSS lasers are also used for PC board drilling and flat-panel display repair. Additionally, the Company manufactures and sells conventional lasers for use in light shows and other entertainment market applications.

PRODUCTS

     The Company produces a broad range of lasers, laser systems, optics, optical systems and end user systems. The Company's semiconductor-based laser products include HPSLs, SLPSS lasers and other SLPSS-based systems. Conventional products include gas lasers, flash lamp pumped yttrium aluminum garnet (YAG) lasers, optical parametric oscillators (OPOs), amplifiers, accessories, optics and optical systems, and related services.

     The following chart illustrates the Company's principal products and their applications.

                                                                PRODUCT
                                                ----------------------------------------
              LASER APPLICATION                 HPSL    SLPSS    SYSTEMS    CONVENTIONAL
              -----------------                 ----    -----    -------    ------------
Printing/Graphics.............................    M       M                       M
Materials Processing
  -- Hard Disk Texturing......................            M         M
  -- Stereolithography........................            M                       M
  -- Semiconductor and Micromachining.........    M       M                       M
  -- Marking..................................    M       M                       M
Research and Development......................    M       M         M             M
Medical.......................................    M       M                       M
Other
  -- Telecommunications.......................    M       M
  -- Entertainment............................    M       M                       M

     High Power Semiconductor Lasers. HPSLs are extremely efficient converters of electrical power to light and are also highly efficient in focusing generated light into small spots. While many applications require small spots of very intense heat, many others, such as pumping crystals and illumination, depend on the semiconductor laser's ability to create large amounts of nearly monochromatic photons. These lasers are compact, enabling more cost effective solutions to a large number of problems. Because the light from semiconductor-based lasers is emitted in a pattern very different from other lasers (more like a fan of light rather than a "beam"), the Company has developed technology to couple the light into an optical fiber to enhance the "beam" quality or more conveniently deliver the light to the desired location.

     The Company manufactures a range of HPSL products with wavelengths from 785 nm to 980 nm and output powers from less than one Watt to two dimensional arrays which produce hundreds of Watts. These products are available in various forms, from bare diodes on heat sinks, to fiber-coupled single emitters and bars, to two dimensional arrays, to fully integrated modules and microprocessor-controlled units containing power supplies and active coolers.

     Semiconductor Laser Pumped Solid State Lasers. SLPSS lasers use semiconductor lasers to pump a crystal to produce laser beams with special characteristics in terms of mode quality, power stability, optical noise, monochromaticity or energy storage. Like HPSLs, SLPSS lasers are smaller, more efficient, more reliable and less costly to operate than the conventional laser technologies they are replacing.

     The Company produces SLPSS lasers to satisfy a broad range of customer requirements. Depending on customer needs, an SLPSS laser can combine various features including a modular power supply and laser head designs, various crystals, fiber coupling, and different repetition rates, pulse widths and wavelengths. The Company's SLPSS lasers contain several design features that distinguish them from competing products.

Examples of such features include: air cooled laser heads that do not require a separate water supply; semiconductor lasers in the power supply rather than in the head which allow the lasers to be replaced in the field without disturbing system alignment; and lasers designed with significant overhead which increases reliability and product life. The Company has also developed a complete line of intelligent power supplies to satisfy demanding customer requirements. All of these power supplies support remote mounting of the fiber-coupled HPSL to enhance field serviceability.

     Laser Disk Texturing Products. The Company's laser disk texturing products offer significant advantages over conventional mechanical processing. The Company's LZT-1000 has two main components: a laser texturing component, in which a semiconductor-based laser creates tiny bumps on the surface of the disks, and a material handling component, in which a robot inserts and removes the disks from the laser texturing fixture. The Company's LZT-500 includes only the laser texturing component which enables the customer to integrate the laser texturing system into its own proprietary material handling process. Both of the Company's laser disk texturing systems can process up to 300 disks per hour.

     Conventional Products. The Company is a leading supplier of high power conventional lasers to industrial and research and development customers. These lasers, while based upon older technology, have unique performance characteristics that make them the only current solution for certain demanding technical applications. According to Laser Focus World, the market for high power conventional lasers is expected to grow from $1.2 billion to $1.4 billion in 1997. The Company's strong market position and technology leadership in these conventional laser applications enhances its opportunity to expand its high growth semiconductor-based laser business by generating funds, capitalizing on strong customer relationships and leveraging its technological expertise. The Company manufactures and sells a broad range of conventional laser products including:

     - Air-cooled gas lasers ranging from 5 to 75 mW (10 models)

     - Water-cooled gas lasers ranging from 4 to 30 W (7 models)

     - Flash lamp pumped YAG lasers ranging from 500 mJ to 3 J as well as 4 harmonic wavelengths (12 models)

     - Ultrafast lasers with pulse widths as low as 50 femtoseconds (6 models)

     - OPOs covering wavelengths from 220 nm to 2600 nm (4 basic models with numerous options)

     - Amplifiers covering a wide range of powers, wavelengths, pulse widths and repetition rates (2 basic models with numerous options)

     - Optics and optical systems with super-smooth surfaces (1 angstrom or less), damage thresholds of up to 1000 watts per square millimeter of continuous power and very low scatter optics

TECHNOLOGY

     General. The word "laser" is an acronym for "light amplification by stimulated emission of radiation." A laser consists of (i) an active lasing medium that gives off its own light (radiation) when excited; (ii) an optical resonator with a partially reflective output mirror at one end and a fully reflective rear mirror at the other that permits the light to bounce back and forth between the mirrors through the lasing medium; and (iii) an external energy source used to excite the lasing medium. The energy source can be light from special lamps, light from another laser, an electric current or a chemical reaction. The lasing medium can be a gas (such as helium and neon, argon or carbon dioxide), a liquid (such as an organic dye), a semiconductor material (such as aluminum gallium arsenide) or a crystal (such as ruby, YAG or titanium sapphire). A laser works by causing the energy source to excite (pump) the lasing medium, converting the energy from the source into an emission consisting of particles of light (photons). These photons stimulate the release of more photons as they are reflected back and forth between the two mirrors that make up the laser's resonator. The resulting build-up in the number of photons is emitted in the form of a laser beam through the output port or "window" created by the partially reflective mirror. By changing the energy and the lasing medium, different wavelengths and types of laser light can be produced. Heat generated by the excitation of the lasing medium is dissipated through a cooling mechanism, which varies according to the type of laser technology; lasers can be cooled by water, air or, in the case of semiconductor-based lasers, heat sinks attached to the semiconductor lasers.

     Laser light has three fundamental properties that distinguish it from conventional "spontaneous emission" light sources: monochromaticity, directionality and coherence. Monochromaticity refers to the purity of color or spectral bandwidth of emitted light; directionality describes the degree of collimation or parallelism of the light rays; and coherence refers to the phase relationship of the light waves as they are propagated. Laser light features each of these properties to a high degree, and laser design revolves around modulating and combining the three properties to serve the requirements of specific applications. For example, monochromatic laser light can be used to probe the structure of atoms, control complex chemical reactions or produce realistic three dimensional holograms. Highly directional and coherent laser light can be focused to much smaller spot sizes than any ordinary light source which enables a wide range of applications including printing, marking and inspection and measurement. Lasers can be continuous wave, pulsed or modelocked with varying repetition rates; they can have different bandwidths (more or less monochromatic) and different line widths; and they come in different powers from microJoules to thousands of Watts. Different laser designs result in various output characteristics in terms of power, pulse width, repetition rate and wavelength depending on the needs of the application.

     Spectra-Physics Technology. Formed in 1961 as the first commercial laser company, the Company has a long history of introducing innovative technologies and laser products. Some of the innovative laser products successfully introduced by the Company include: commercial argon gas lasers (1964), high power helium neon lasers (1976), sealed cavity air cooled gas lasers (1981), HPSLs (1983), fiber-coupled SLPSS lasers (1986), titanium-sapphire ultrafast lasers (1990), FC bar semiconductor technology (1992), high power CW SLPSS green lasers (1996) and the highest power (40 W) commercially available HPSLs (1997).

     Recent examples of the Company's technological leadership in semiconductor-based lasers and systems include its discovery of QMAD, a patented technique for shortening the fundamental output wavelength from an SLPSS laser that enables the Company to produce green lasers with powers up to 12 W. The high efficiency QMAD technique has also enabled the Company to produce green SLPSS lasers with lower powers for price sensitive OEM markets. The Company also recently developed and commercialized high power semiconductor bars that produce over 40 W of power -- twice as much as was commercially available previously. In addition, the Company recently developed and commercialized a 40 kHz, 355 nm UV SLPSS laser producing more than 300 mW of power. These new SLPSS lasers are displacing large frame gas lasers in the stereolithography market.

     The Company is also a technology leader in laser disk texturing systems. The Company's disk texturing systems incorporate diffraction limited optics capable of producing bumps less than 4 mm in diameter, an autofocus servo for maintaining long term consistency of 62 nm in bump height and have the highest throughput per dollar of system cost and the lowest cost per square foot of clean room space.

     The Company also has state-of-the-art technology in its conventional products. For example, the Company's Tsunami offers the highest power, broadest tunability and widest pulse width coverage of any commercial ultrafast system. The Company has also recently introduced a new series of flash lamp pumped YAG lasers, the PRO, which has the highest beam pointing and energy stability of any commercial YAG laser system.

SALES AND MARKETING

     The Company's sales and service strategy is to have one primary channel to the customer on a worldwide basis. This is accomplished through a separate distribution organization responsible for selling and servicing products directly in several countries and through over 30 independent distributors in the rest of the world. The Company has direct sales units in North America, Japan, Germany, France, the Netherlands and the United Kingdom. The Company began establishing international direct sales offices in the mid-1970s. Distributors are managed by the Company's export unit which is based in Mountain View, California and has an office in Darmstadt, Germany.

     As of January 31, 1998, the Company's direct sales units employ approximately 169 people performing sales, service engineering, customer support and administrative functions. They are responsible for the complete order fulfillment cycle, from quotation through order placement to delivery. The sales organization is also responsible for bringing the appropriate marketing and technical resources to bear on a customer's requirements and ensuring the customer receives high-quality support.

     The Company's sales strategy also involves establishing long-term relationships with its customers. For industrial and OEM customers, this relationship starts at the early design-in of the Company's lasers and laser systems into customer applications. The Company supports its customers with on-site field service, technical service engineers and training programs and telephone support from its direct sales units. Each sales unit maintains an inventory of critical components and certain replacement systems and sub-systems to help minimize customer downtime. The Company in general warrants its products for twelve to twenty-four months depending on the product line. Certain manufacturing intensive industries such as the hard disk manufacturing industry require high levels of support to minimize costly downtime. The Company provides direct service to its hard disk drive customers which are principally located in California, Japan, Taiwan and Southeast Asia.

     The Company's marketing activities include: analyzing and understanding future product requirements of the Company's target markets and translating those requirements into product specifications and cost targets by working closely with customers and key technologists in industry and academia; providing applications engineering support as part of the sales process to industrial and OEM customers; and product promotion, which includes participating in trade shows and conferences and advertising through trade journals, new product announcements and direct mailings.

     Backlog consists of written purchase orders or other commitments for products which are scheduled to be shipped within the following twelve months. As of December 31, 1997, the Company's backlog was approximately $50.3 million, compared with approximately $43.4 million at December 31, 1996. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer without penalty. Because of the possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will often not reflect orders shipped in the same quarter that they are booked, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

CUSTOMERS

     Through its global distribution and service network the Company provides a range of laser solutions to its major markets. The Company has over 2000 customers, over 800 of which are OEM customers and over 1200 are research and development customers. The Company's major customers include: 3D Systems, Becton Dickinson, DaiNippon Screen, Electro-Scientific Industries, Haemonetics, IBM, KLA/Tencor, Komag, Presstek, Rofin-Sinar, Seagate and Western Digital. During 1997 and 1996, 60% and 55% of the Company's sales were in North America and export, 20% and 22% were in Europe and 20% and 23% were in Japan, respectively. No single customer accounted for more than 10% of the Company's sales for 1997 or 1996.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are divided into two main areas: advanced research in selected fields such as optics fabrication and coating, HPSLs and SLPSS lasers; and product engineering which focuses on designing and developing products for known, quantified markets with clearly defined performance goals and cost targets. The primary focus of these research and development efforts is high power semiconductor-based lasers and laser systems. The Company often develops new products at the customer's design-in stage in order to maximize the functionality of the product for the customer. The Company's products are designed for manufacturability and serviceability. In addition, high parts commonality is a goal that has been achieved on a number of product lines through the use of common power supplies and laser head platforms.

     In 1997, 1996 and 1995, the Company expended approximately $14.4 million, $12.0 million, and $7.9 million, respectively, on internally funded research and development. In 1996 and 1997, such expendi-tures included significant investments in the development of the Company's laser disk texturing system. The Company expects to continue to spend substantial amounts on research and development activities. The Company's ability to successfully compete will be substantially dependent on its ability to design, develop and introduce new products on a timely basis.

     As of January 31, 1998, the Company had approximately 113 employees engaged in advanced research and product development and engineering, of whom approximately 76 are professional engineers or have master's or doctor's degrees (including 19 Ph.D.s) The Company's research and development activities are carried out in Mountain View, California for SLPSS lasers, optical coatings, laser disk texturing and conventional products, in Oroville, California for optical systems and optics fabrication and in Tucson, Arizona for HPSLs. The Company maintains close working relationships with several leading industrial, government and university research laboratories around the world. Such relationships include funding of third party research, joint development programs and licensing of patents developed by such organizations. The Company also participates in certain U.S. government funded programs such as Technology Reinvestment Program (TRP), when the programs' objectives are consistent with the Company's technology road map.

MANUFACTURING OPERATIONS

     The Company's manufacturing activities include semiconductor laser manufacturing, plasma tube manufacturing, optics fabrication and coating, fine mechanics manufacturing and assembly, integration and test. One of the Company's core business philosophies is to concentrate its manufacturing efforts on strategic activities and to outsource production of other components. This philosophy forms the basis for the Company's vertical integration into semiconductor wafer fabrication, semiconductor lasers, optics fabrication and coating and very fine mechanical parts. The Company believes each of these operations is essential to the rapid development of new products and to maintaining a high level of product quality.

     The Company focuses substantial efforts on maintaining and enhancing the efficiency and quality of its manufacturing operations. The Company uses kanban, just-in-time and product flow line techniques to reduce manufacturing cycle times and inventory levels and to enable it to offer on-time delivery and high quality products to its customers.

     The Company has manufacturing operations in Mountain View and Oroville, California and Tucson, Arizona. The Company's four manufacturing operations in Mountain View include research optics manufacturing, plasma tube manufacturing, laser manufacturing and laser disk texturing manufacturing. The Company's manufacturing operations in Tucson include semiconductor laser manufacturing and integrated unit assembly. The Company has manufacturing operations in Oroville that include optics fabrication and coating, optical system manufacturing and metal component fabrication. The Company's principal manufacturing operations are:

     - Semiconductor Laser Manufacturing. The Company's semiconductor laser manufacturing operation is vertically integrated and has capabilities in wafer fabrication, wafer processing, bar processing, device packaging, test and burn-in and fiber-coupling. The Company has three large scale epitaxial deposition units, two of which are capable of handling 30 two inch diameter wafers and one of which handles 15 two inch diameter wafers.

     - Plasma Tube Manufacturing. The Company makes three types of plasma tubes: glass, metal beryllium oxide and metal ceramic. These tubes are used as the photon source for its gas lasers.

     - Optics Fabrication and Coating. The Company fabricates and coats most of the optics used in its lasers. These operations are conducted in a state-of-the-art facility constructed to Class 10,000 clean room standards with portions of the building maintained at either Class 1000 or Class 100 levels as required.

     - Fine Mechanics Manufacturing. The fine mechanics operation primarily produces aluminum and stainless steel components with relatively high feature content and surface finish requirements for use in the Company's laser and optical systems.

     - Research Optics Manufacturing. The Company's film coating facility is designed for the development of new coating technology and the production of very large optics up to three feet in diameter.

     - Assembly, Integration and Test. As part of the manufacturing process, the Company assembles, integrates and tests its systems, including laser, laser disk texturing, optical and power supply systems.

INTELLECTUAL PROPERTY

     The Company has approximately 150 active patents and approximately 85 additional patent applications pending. The Company also has a royalty-free license to all of SDL's patents applied for or issued prior to June 25, 1993.

     The Company's future success and competitive position is dependent upon its proprietary technology, and the Company relies on patent, trade secret, trademark and copyright law to protect its intellectual property. There can be no assurance that any of the patents owned or licensed by the Company will not be invalidated, circumvented, challenged or licensed to others, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued within the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. In addition, effective copyright, patent and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. Certain of the Company's technology is licensed on a non-exclusive basis from third parties which may license such technology to others, including competitors of the Company. There can be no assurance that the steps taken by the Company to protect its technology will prevent misappropriation of such technology.

     The laser and optics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Litigation has been necessary and may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation has in the past resulted in substantial costs and diversion of resources and any future actions could have a material adverse effect on the Company's business, operating results and financial condition. From time to time the Company has received and expects in the future to receive notices of claims of infringement of other parties' proprietary rights. There can be no assurance that infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or will not result in an injunction against the sale of allegedly infringing products or otherwise materially adversely affect the Company's business, operating results and financial condition. The Company actively seeks to patent its inventions. The Company frequently reviews its inventions and attempts to determine which ones will provide substantial differentiation between the Company's products and those of competitors. In certain cases, the Company may also choose to keep an invention or a process a trade secret. Trade secrets are routinely employed in the Company's semiconductor laser, optics and plasma tube manufacturing operations. The Company generally enters into non-disclosure agreements with its employees and consultants to protect its proprietary technology.

COMPETITION

     The Company's various markets are highly competitive. The Company's overall competitive position depends on a number of factors including the price, quality and performance of its products, the level of customer service, the development of new technology and the Company's ability to participate in emerging markets. The Company faces competition from three primary sources: current direct competitors, potential competitors and suppliers of new technologies. The Company offers a range of components, subsystems, products and systems and has a number of competitors worldwide in various segments of its markets. In its HPSL markets, direct competitors include SDL, Inc., Siemens and Thompson-CSF. In its SLPSS laser markets, major competitors include Coherent, Inc. and Lightwave Electronics Inc. In the laser disk texturing market, the Company's major competitor is IBM Corporation. In its other product markets, the Company's major competitors include Coherent, Inc., Continuum (a division of Hoya) and Uniphase Corporation. None of the Company's competitors competes in all of the product areas and industries currently served by the Company. However, as existing or new markets continue to grow, the Company expects that new competitors will emerge and present competitors will seek to increase their market share.

     New technologies may emerge to compete with the Company's products. In most of the Company's product lines, both the Company and its competitors are working to develop new technologies, or improvements and modifications to existing technologies, which will render present products obsolete. There can be no assurance that the Company's development efforts will be successful. In addition, there can be no assurance that markets will develop for any such future products, or that any such products will be competitive with other technologies or products that may be developed by others. Some of the Company's competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than the Company. In addition, some of these competitors may be able to respond more quickly to new or emerging technologies, evolving industry trends and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company's current or potential competitors will not develop or acquire products comparable or superior to those developed by the Company, combine or merge to form larger, more significant competitors, or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Increased competition has resulted and is expected in the future to result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition. The Company expects that both direct and indirect competition will increase in the future. Additional competition could adversely affect the Company's business, operating results and financial condition through price reductions or loss of market share.

EMPLOYEES

     At January 31, 1998, the Company had 848 full time employees, including 113 in research, development and engineering, 169 in sales, service and marketing, 468 in operations and 98 in general management, administration and finance. The Company intends to hire additional personnel in each of these areas. The Company also had approximately 47 temporary workers and consultants at January 31, 1998. The Company's future success will depend in part on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a general work stoppage, slowdown or strike. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

     The Company conducts its business from office and manufacturing facilities at six locations in Mountain View, California, two facilities in Oroville, California and one facility in Tucson, Arizona. In the aggregate, the Company occupies approximately 46,100 square feet of owned space and 129,500 square feet of leased space in Mountain View, 51,350 square feet of leased space in Oroville and 29,300 square feet of owned space in Tucson. The Company's lease agreements have expiration dates ranging from 1998 to 2006. The Company leases sales and service offices in Tokyo and Osaka, Japan, Darmstadt, Germany, Z.A. de Courtaboeuf, France, Eindhoven, the Netherlands and Hemel Hempstead, Great Britain.

     The Company is expanding its facilities in Oroville, which is scheduled for completion in the first half of 1998. Additionally, a 48,000 square foot addition to the Tucson facility is currently being planned and is scheduled for completion by the end of 1998. The Company believes that its existing facilities and these expansions will be adequate for the Company to meet its needs for the next 12 months. The Company believes that suitable additional or alternative space will be available, if necessary, in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     The Company's facilities and operations are subject to a wide variety of Environmental Laws and Employee Safety Laws. Further, compliance with Environmental Laws also may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. Although the Company believes that its operations are in compliance in all material respects with current requirements under Environmental Laws and Employee Safety Laws, the nature of the Company's operations exposes it to the risk of liabilities or claims with respect to such matters.

     Certain of these Environmental Laws, including Superfund Laws, hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of Hazardous Substances. Such Superfund Laws also provide for responses to and liability for releases of certain Hazardous Substances into the environment. The nature of the Company's operations and the long history of industrial uses at some of its current or former facilities expose the Company to risk of liabilities or claims under Superfund Laws. The Company has received three notifications from state or federal environmental regulatory agencies stating that the Company may be potentially responsible under Superfund Laws for the release of Hazardous Substances generated by its former operations at three locations. The Company responded to the inquiries by asserting that it was not responsible for response activities at any of these sites. Since the Company provided its responses, the environmental regulatory agencies have not pursued the Company as a potentially responsible party at two of the sites and the Company received a letter from the environmental agency stating that it does not consider the Company as a potentially responsible party at this time at the third site.

     Since 1984, the Company's facilities in Mountain View, California ("Mountain View Site") have been undergoing investigation and remediation in response to past releases of industrial solvents to the soil and groundwater. In addition, the impacted groundwater has migrated to what is referred to as the North Bayshore Area. As a result of these past releases, the Mountain View Site and other neighboring sites are listed on the NPL or the Superfund List under CERCLA. The Company is subject to Orders that require the Company to perform remediation on- and off-site and investigate other potentially responsible parties. Pursuant to the Orders and other orders issued to other responsible parties, the Company and other responsible parties are jointly performing and funding remediation which includes soil treatment and on-site and off-site groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the Order are in place, and consequently the initial capital expenses for such systems have been incurred. In October 1997, the Company was served with a complaint that had been filed in the Superior Court of the State of California seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals (Rosario Balcita et al. v. Teledyne Semiconductor, SpectraPhysics Lasers, et al.). While the Company believes it has meritorious defenses to the claims asserted in this lawsuit and intends to vigorously defend itself in this case, the amount of loss, if any, that may result upon resolution of this complaint is not currently estimable nor have any amounts been accrued in the financial statements. Accordingly, there can be no assurance that the complaint will be resolved without adverse impact to the Company's financial position or results of operations. There can be no assurances that other parties will not come forward and claim personal injury or property damage.

     Based on the Company's experience to date, the Company believes that the future cost of compliance with existing Environmental Laws (or liability for known environmental liabilities or claims) and Employee Safety Laws should not have a material adverse effect on the Company's business, operating results and financial condition. However, future events, such as changes in existing laws and regulations or their interpretation, or the discovery of heretofore unknown contamination, may give rise to additional compliance costs or liabilities that could have a material adverse effect on the Company's business, operating results and financial condition. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, may require additional expenditures by the Company that may be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

     On December 10, 1997 and prior to the Company's initial public offering, Holdings, which was the Company's sole shareholder at that time, approved a 130,000-for-one stock split of the Company's Common Stock, the Company's 1997 Stock Option Plan and the Company's Restricted Stock Plan.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Spectra-Physics Lasers, Inc.'s Common Stock began trading on the NASDAQ National Market System under the symbol SPLI on December 12, 1997. The high and low closing prices during the period of December 12, 1997 to December 31, 1997 as reported by the National Association of Security Dealers, Inc. were $13 5/8 and $12 1/8, respectively.

     The number of stockholders of record as of February 28, 1998 was 25. No cash dividends have been declared or paid and the Company has no present intention to declare or pay cash dividends.

     On December 18, 1997 the Company issued a total of 408,043 shares of Common Stock to three employees of Opto Power Corporation, the Company's wholly owned subsidiary, pursuant to the Spectra-Physics Restricted Stock Plan and in partial exchange for such employees' agreement to cancel options to purchase, in the aggregate, up to 20% of the outstanding common stock of Opto Power Corporation on a fully diluted basis. The shares of Common Stock issued to such employees were not registered under the Securities Act pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

     The subparagraph numbers listed below correspond to the applicable sections on Item 701 (f) of Regulation S-K.

(1)       Effective date:                                     December 11, 1997
          Commission file number:                             333-38329
(2)       Offering date:                                      December 11, 1997
(3)       Not applicable.
(4) (i)   The offering was terminated in January 1998 after
          the sale of all securities registered.
    (ii)  Managing underwriters:                              NationsBanc Montgomery Securities, Inc.
                                                              Cowen & Company
    (iii) Title of each class of securities registered:       Common stock, par value: $0.01 pershare
    (iv)  Amount of securities registered:                    2,760,000 shares
          Aggregate price of the offering amount registered:  $27,600,000
          Amount of securities sold *:                        2,400,000 shares
          Aggregate offering price of the amount sold to      $24,000,000
          date *:
    (v)   Expenses incurred:
          Underwriting discount and commissions               $ 1,680,000
          Other expenses                                      1,666,000
                                                              ------------
          Total expenses                                      3,346,000
                                                              ------------
    (vi)  Net offering proceeds to issuer                     $20,654,000
                                                              ============
   (vii)  Use of proceeds by issuer from December 11, 1997
          to December 31, 1997:                               Short-term investments: $20,654,000

---------------

* Does not include 360,000 shares sold for net proceeds of $3,248,000 on January 5, 1998 pursuant to the exercise by the underwriters of their overallotment option.

     None of the expenses incurred in the offering, nor the use of proceeds of the offering, were paid to (i) directors, officers, general partners of the issuer or their associates, (ii) persons owning 10% or more of any class of securities of the issuer or (iii) affiliates of the issuer.

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                             1997        1996        1995        1994        1993
                                           --------    --------    --------    --------    --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales................................  $159,174    $135,434    $112,527    $ 95,123    $ 88,997
Cost of products sold....................    98,772      88,320      73,040      62,482      61,000
                                           --------    --------    --------    --------    --------
  Gross margin...........................    60,402      47,114      39,487      32,641      27,997
Operating expenses:
  Research and development...............    14,365      12,005       7,933       7,788       9,646
  Selling, general and administrative....    32,539      28,966      27,848      24,812      27,906
  Restructuring(1).......................        --          --          --          --       1,142
  Other(2)...............................    15,757       6,915       1,863          --          --
                                           --------    --------    --------    --------    --------
    Total operating expenses.............    62,661      47,886      37,644      32,600      38,694
                                           --------    --------    --------    --------    --------
    Operating income (loss)..............    (2,259)       (772)      1,843          41     (10,697)
Other income (expense):
  Interest expense.......................    (4,005)     (5,374)     (4,590)     (3,492)     (2,782)
  Foreign currency gain (loss)...........     2,067       2,532       1,046      (1,439)       (579)
  Legal settlements(3)...................    17,010          --          --          --       1,714
                                           --------    --------    --------    --------    --------
    Total other income (expense).........    15,072      (2,842)     (3,544)     (4,931)     (1,647)
                                           --------    --------    --------    --------    --------
    Income (loss) before income taxes....    12,813      (3,614)     (1,701)     (4,890)    (12,344)
Income tax expense (benefit).............   (21,048)        634         318         311         754
                                           --------    --------    --------    --------    --------
    Net income (loss)....................  $ 33,861    $ (4,248)   $ (2,019)   $ (5,201)   $(13,098)
                                           ========    ========    ========    ========    ========
OTHER DATA:
Operating income (loss) before infrequent
  or unusual items(5)....................  $ 13,498    $  6,143    $  3,706    $     41    $ (9,555)
                                           ========    ========    ========    ========    ========
    Pro forma net income (loss) per
       share:
       Basic.............................  $   2.57    $  (0.33)
                                           ========    ========
       Diluted...........................  $   2.57    $  (0.33)
                                           ========    ========
    Shares used in computing pro forma
       net income (loss) per share (4):
       Basic.............................    13,162      13,000
                                           ========    ========
       Diluted...........................    13,191      13,000
                                           ========    ========

                                                              AS OF DECEMBER 31,
                                           --------------------------------------------------------
                                             1997        1996        1995        1994        1993
                                           --------    --------    --------    --------    --------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..........................  $ 68,941    $ 27,531    $ 30,273    $ 26,452    $ 26,977
Total assets.............................   140,524      86,848      80,691      65,915      66,307
Long term obligations....................     1,677      71,584      69,067      58,775      57,852
Stockholders' equity (deficit)...........    96,324     (21,223)    (16,480)    (14,348)    (10,823)

---------------

(1) In 1993, the Company recorded $1,142,000 of restructuring expenses associated with a reduction in force and costs to exit certain excess facilities, including the write-off of related property, plant and equipment.

(2) Includes $1,657,000 in 1997, $1,915,000 in 1996, and $863,000 in 1995 of
    legal expenses associated with a lawsuit which was settled in the second quarter of fiscal 1997; and $14,100,000 in 1997, $5,000,000 in 1996 and
    $1,000,000 in 1995 of compensation expense associated with certain stock options.

(3) In May 1997, the Company received net proceeds of $17,010,000 in settlement of a lawsuit. In 1993, the Company received net proceeds of $1,714,000 from its insurance company for claims regarding certain environmental matters.

(4) See Note 2 of the Notes to the Consolidated Financial Statements for an explanation of shares used in computing pro forma net income (loss) per share.

(5) Other data is presented as supplemental information and should not be construed as a substitute, or better, indicator of, results of operations than operating income (loss) or net income (loss) determined in accordance with generally accepted accounting principles. This data represents actual operating income (loss) adjusted for the following: (a) restructuring expenses of $1,142,000 in 1993; (b) legal expenses associated with a lawsuit of $1,657,000 in 1997, $1,915,000 in 1996 and $863,000 in 1995; and (c)
    compensation expense associated with stock options of $14,100,000 in 1997, $5,000,000 in 1996 and $1,000,000 in 1995. While such items are not expected to be incurred in the future, there can be no assurances that similar items might not occur.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leader in the design, development, manufacture and distribution of lasers and laser systems for a broad range of markets. Prior to the Reorganization in October 1997, the Company, Opto Power and Laser Data, together with various foreign subsidiaries of Spectra-Physics AB that conducted sales and technical support operations on their behalf, were operated as a functional group called the Lasers and Optics Group. As a result of the Reorganization, the assets and liabilities (including contractual rights and obligations) of the aforementioned entities are now held directly or indirectly by the Company. The consolidated financial statements presented reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity for each period presented. The Company's historical results have varied significantly from period to period due to the inclusion of charges related to legal expenses associated with a lawsuit and compensation expenses associated with certain stock options. The Company also incurred interest expense on loans and advances from Spectra-Physics AB and foreign currency gains and losses resulting from the Company's participation in Spectra-Physics AB's foreign currency hedging program. These charges and credits are not expected to be incurred in the future. However, there can be no assurance that similar items might not occur.

     The Company derives its revenue primarily from the sale of semiconductor-based and conventional lasers and laser systems. Conventional lasers are primarily sold into the research and development market. This market is typically characterized by the sale of single units and systems with prices that range from approximately $3,000 to $500,000. Sales in this market have historically varied from quarter to quarter due to seasonal fluctuations and governmental spending patterns. Semiconductor-based lasers and laser systems are sold into the research and development market and the OEM/industrial market. The OEM/industrial market is characterized by unit sales, with varying prices, in volumes of as much as several thousand units. Over the last three years, a growing proportion of the Company's total net sales and most of its sales growth have been from semiconductor-based lasers. Net sales for products are recognized upon shipment.

     The Company has experienced a trend in its sales whereby its fiscal fourth quarter net sales represent a disproportionate share of the Company's annual net sales and whereby the Company's first quarter net sales decline significantly compared to the fourth quarter of the prior fiscal year. The Company believes these sales patterns result in part because of Spectra-Physics AB's emphasis on annual (as opposed to quarterly) results and in part from the Company's incentive compensation plan which compensates employees based on annual results. The Company recognizes that the non-linear pattern of its shipments leads to inefficiencies in asset and employee utilization. The Company is taking steps to mitigate this sales trend, but this pattern is likely to continue in the near term.

     The Company's gross margin is affected by a number of factors, including product mix, product pricing, cost of components, the proportion of third party products incorporated into the Company's systems, foreign currency exchange rates and manufacturing costs. For example, since semiconductor-based lasers and laser systems generally have higher gross margins than conventional lasers, absent other factors, a shift in sales toward semiconductor-based lasers and systems would lead to a gross margin improvement for the Company. On the other hand, if market conditions in the highly competitive conventional laser market forced the Company to lower unit prices, the Company would suffer a decline in gross margin unless the Company were able to timely offset the price reduction by a reduction in production costs or by sales of other products with higher gross margins. Either of these events could have a material effect on the Company's business, operating results and financial condition.

     The Company spends a significant amount of resources on research and development. In recent years, the Company has focused much of these resources on semiconductor-based lasers and laser systems. The Company expects to continue to spend substantial resources in developing products for semiconductor-based lasers and laser systems while making focused research and development expenditures to maintain its leadership position in conventional lasers.

     A significant proportion of the Company's sales are to international customers and are denominated in currencies other than the U.S. dollar. The Company also has sales and support operations located in certain European countries and in Japan which operate in local currencies. As a result, while the Company attempts to hedge its economic risk of foreign currency fluctuations, the Company is exposed to fluctuations in foreign currency exchange rates that have had in the past, and may have in the future, a significant impact on the Company's results of operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's results of operations as a percentage of net sales:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1997       1996       1995
                                                          -----      -----      -----
Net sales...............................................  100.0%     100.0%     100.0%
Cost of products sold...................................   62.1       65.2       64.9
                                                          -----      -----      -----
  Gross margin..........................................   37.9       34.8       35.1
                                                          -----      -----      -----
Operating expenses:
  Research and development..............................    9.0        8.9        7.0
  Selling, general and administrative...................   20.4       21.4       24.7
  Other.................................................    9.9        5.1        1.7
                                                          -----      -----      -----
          Total operating expenses......................   39.3       35.4       33.4
                                                          -----      -----      -----
          Operating income (loss).......................   (1.4)      (0.6)       1.7
Other income (expense):
  Interest expense......................................   (2.5)      (4.0)      (4.1)
  Foreign currency gain (loss)..........................    1.3        1.9        0.9
  Legal settlement......................................   10.7         --         --
                                                          -----      -----      -----
          Total other income (expense)..................    9.5       (2.1)      (3.2)
                                                          -----      -----      -----
          Income (loss) before income taxes.............    8.1       (2.7)      (1.5)
Income tax expense (benefit) ...........................  (13.2)       0.5        0.3
                                                          -----      -----      -----
          Net income (loss).............................   21.3%      (3.2)%     (1.8)%
                                                          =====      =====      =====
Other Data:
  Operating income (loss) before infrequent or unusual
     items*.............................................    8.5%       4.5%       3.4%
                                                          =====      =====      =====

---------------
* See footnote (5) of Item 6. Selected Financial Data.

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

  Net sales

     Net sales were $159.2 million in 1997, $135.4 million in 1996, and $112.5 million in 1995, representing an increase of 17.5% from 1996 to 1997 and 20.4% from 1995 to 1996. Net sales for 1997, calculated using foreign currency exchange rates for 1996, and for 1996, calculated using foreign currency exchange rates for 1995, increased 23.2% from 1996 to 1997, and 25.6% from 1995 to 1996. The growth in sales in actual terms was principally due to increased volumes of high-power semiconductor-based lasers and laser systems, particularly the Millennia, a product introduced in the first quarter of 1996, as the market for these products expanded due to customers' acceptance of these products. Net sales were in the following geographic markets (based on the location of the Company's sales subsidiary):

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
                                                      (IN THOUSANDS)
Europe.....................................  $ 31,535    $ 30,449    $ 28,223
Japan......................................    31,334      30,517      30,479
United States and export...................    96,305      74,468      53,825
                                             --------    --------    --------
                                             $159,174    $135,434    $112,527
                                             ========    ========    ========

     Net sales at actual currency exchange rates increased: 3.6% from 1996 to 1997 and 7.9% from 1995 to 1996 for Europe; and 29.3% from 1996 to 1997 and 38.4% from 1995 to 1996 for the U.S. Net sales at actual currency exchange rates for Japan were flat from 1996 to 1997 and from 1995 to 1996. Net sales for 1997, calculated using foreign currency exchange rates for 1996, and for 1996, calculated using foreign currency exchange rates for 1995, increased: 15.1% from 1996 to 1997 and 11.8% from 1995 to 1996 for Europe; 14.6% from 1996 to 1997 and
15.7% from 1995 to 1996 for Japan; and 29.3% from 1996 to 1997 and 38.4% from
1995 to 1996 for the U.S. The significant increases in net sales in the U.S. for these periods reflect the early adoption of semiconductor-based lasers and laser systems in the U.S. compared to Europe and Japan.

  Cost of products sold and gross margin

     Cost of products sold includes all manufacturing materials and labor and a proportionate share of manufacturing overhead costs, as well as costs of shipping, tooling, royalties, third party products incorporated in the Company's products and provisions for excess and obsolete inventories and warranty. Cost of products sold varies by product mix, product pricing, cost of components, the proportion of third party products incorporated in systems manufactured by the Company, and manufacturing costs.

     Gross margin was $60.4 million in 1997, $47.1 million in 1996, and $39.5 million in 1995, representing an increase of 28.2% from 1996 to 1997 and 19.3% from 1995 to 1996. As a percentage of net sales, gross margin was 37.9%, 34.8%, and 35.1% in 1997, 1996 and 1995, respectively. The principal reasons for the improvement in gross margin as a percentage of net sales in 1997 compared to 1996 was the higher proportion of high powered semiconductor-based lasers and laser systems which generally have higher gross margins than conventional products and the increase in sales that allowed the absorption of fixed manufacturing overhead expenses over a larger unit base. The slight decline in gross margin as a percentage of net sales in 1996 compared to 1995 was due principally to a higher proportion in 1996 of sales of third party products which are incorporated in the Company's systems and on which the Company typically earns lower margins. Also, there was a negative effect on gross margins from the strengthening of the U.S. dollar compared to non-U.S. dollar currencies, particularly the Japanese Yen.

  Operating expenses

     Operating expenses totaled $62.7 million in 1997, $47.9 million in 1996 and $37.6 million in 1995, representing an increase of 30.9% from 1996 to 1997 and 27.2% from 1995 to 1996. As a percentage of net sales, operating expenses were 39.3%, 35.4%, and 33.4% in 1997, 1996, and 1995, respectively. Included in other operating expenses were legal expenses associated with a lawsuit which was settled in the second quarter of 1997 of $1.7 million in 1997, $1.9 million in 1996 and $0.9 million in 1995, and compensation expense associated with certain stock options of two subsidiaries of $14.1 million in 1997, $5.0 million in 1996 and $1.0 million in 1995. The stock options for one subsidiary were modified so as to establish the measurement date and the amount of compensation expense the Company is required to record and, for the other subsidiary, were cancelled for a combination of cash and common stock of the Company. Accordingly, the Company does not expect to incur additional compensation expense relating to these stock options in the future. Excluding such legal and compensation expenses, operating expenses increased 14.5% from 1996 to 1997 and 14.5% from 1995 to 1996 and were 29.4%, 30.3% and 31.7% of net sales in 1997, 1996 and 1995, respectively.

     Research and development expenses represent expenses associated with Company funded research and new product development, and efforts designed to improve the performance of existing products and manufacturing processes. Customer funded product development engineering for certain OEM customers and the U.S. government, which to date has been minimal, is recorded as a reduction of research and development expenses. Research and development expenses are charged to operations as incurred.

     Research and development expenses totaled $14.4 million in 1997, $12.0 million in 1996 and $7.9 million in 1995, representing an increase of 19.7% from 1996 to 1997 and 51.3% from 1995 to 1996. As a percentage of net sales, research and development expenses were 9.0%, 8.9% and 7.0% in 1997, 1996 and 1995, respectively. The increase in research and development expenses was principally focused on semiconductor-based lasers and laser systems and laser disk texturing systems.

     Selling, general and administrative expenses include the expenses of the Company's sales and support subsidiaries in the United Kingdom, France, Germany, the Netherlands and Japan as well as the Company's North American sales and support organization, and other administrative expenses such as legal, accounting, corporate offices and an allocation of expenses from Spectra-Physics AB and affiliates for services provided to the Company.

     Selling, general and administrative expenses totaled $32.5 million in 1997, $29.0 million in 1996 and $27.8 million in 1995, representing an increase of 12.3% from 1996 to 1997 and 4.0% from 1995 to 1996. As a percentage of net sales, selling, general and administrative expenses were 20.4%, 21.4%, and 24.7% in 1997, 1996 and 1995, respectively. The principal reasons for the increase in selling, general and administrative expenses in dollar terms in 1997 compared to 1996 were increased salaries and benefits, including performance and incentive bonuses, and increased sales and marketing efforts aimed at the high powered semi-conductor based lasers and laser systems markets offset in part by the impact of the strengthening U.S. dollar compared to non-U.S. dollar currencies. The principal reasons for the increase in selling, general and administrative expenses in dollar terms in 1996 compared to 1995 were increased salaries and benefits and increased sales and marketing efforts associated with the Company's laser disk texturing systems offset, in part, by the strengthening of the U.S. dollar compared to the Japanese Yen.

  Interest expense

     Interest expense totaled $4.0 million in 1997, $5.4 million in 1996 and $4.6 million in 1995, representing a decrease of 25.5% from 1996 to 1997 and an increase of 17.1% from 1995 to 1996. Interest expense was incurred on loans and advances from Spectra-Physics AB and affiliates. Interest expense was also imputed on the certain non-interest bearing advances from Spectra-Physics AB and affiliates. The amount of such imputed interest was $0.6 million in 1997, $1.0 million in 1996, $1.1 million in 1995. In connection with the Reorganization, Spectra-Physics AB and affiliates converted all loans and advances to the Company to equity. Accordingly, beginning October 1, 1997, the Company no longer incurred interest expense on such loans and advances.

  Foreign currency gain (loss)

     All of the Company's manufacturing is performed in the United States. However, the Company has significant sales outside the United States denominated in currencies other than the U.S. dollar. Also, the Company's sales and support subsidiaries pay local operating expenses in local currencies. As a result, the Company's operations are exposed to fluctuations in foreign currency exchange rates and these fluctuations have been, and may in the future be, material.

     From late 1995 to September 1997, the Company had a hedging program with Spectra-Physics AB whereby it hedged a portion of its anticipated non-U.S. dollar denominated cash flows on a twelve-month rolling basis. Accordingly, at the end of each period, there was approximately twelve months of foreign exchange contracts open to deliver a specified amount of foreign currency at a specified rate. As allowed under generally accepted accounting principles ("GAAP") in Sweden, the Company had deferred the unrealized gain or loss resulting from the impact of currency exchange rate movements on open contracts until the underlying transaction was completed. However, since these contracts were not, as required under U.S. GAAP, designated as hedges of firm, identifiable foreign currency commitments, the proper U.S. accounting treatment for these contracts was to recognize unrealized gain or loss resulting from the impact of currency exchange rate movements on open contracts in each period reported. Accordingly in the accompanying financial statements such gains and losses were recorded as other income or expense. Also included in other income and expense were realized gains and losses on the settlement of foreign exchange contracts and realized and unrealized gains and losses on transactions denominated in currencies other than the U.S. dollar for U.S. based operations.

     In October 1997, the Company changed the way it hedges its foreign currency exposures. It closed all of its 1998 outstanding foreign exchange contracts with Spectra-Physics AB by buying offsetting currency contracts. Settlement costs for closing these contracts early were approximately $0.4 million. The Company now hedges its foreign exchange exposure by entering into transactions with independent financial institutions. The Company's policy is to not hold or issue financial instruments for trading purposes nor will it hold or issue leveraged derivative financial instruments. The objective of the Company's foreign exchange risk management policy is to preserve the U.S. dollar value of its non-U.S. dollar cash flows. These cash flows arise primarily from the sale of the Company's products in currencies other than U.S. dollar, most of which are made through the Company's subsidiaries in Japan and Europe. The Company will use forward exchange contracts and simple purchased foreign currency option contracts to hedge, respectively, firm commitments and probable anticipated transactions that expose the Company to enterprise risk. Gains and losses on forward exchange contracts that are designated as hedges of a firm order from a customer outside the United States will be deferred and included in the measurement of the underlying transaction. Gains on purchased foreign currency options with little or no intrinsic value designated as hedges of probable anticipated foreign sales transactions expected to occur within the next three to six months whose significant characteristics and terms are known will also be deferred and recognized at the time of the closing of the anticipated transactions.

     Foreign currency gain (loss) were net gains of $2.1 million in 1997, $2.5 million in 1996 and $1.0 million in 1995.

  Income tax expense (benefit)

     Income taxes have been provided in the financial statements as if the Company were a separate taxable entity. For periods prior to the three months ended September 30, 1997, income tax expense reflected foreign taxes only due to the expectation by the Company at that time of continuing losses in the U.S. Deferred tax assets were established relating to: (i) net operating loss carryforwards, which included interest expense from Spectra-Physics AB and affiliates; (ii) accrued compensation associated with employee stock options;
(iii) inventory valuation reserves; and (iv) other accruals. These deferred tax assets were offset in total by a valuation allowance due to the expectation of continued losses in the U.S.

     During the quarter ended September 30, 1997, the Company decreased the tax valuation allowance and recognized a tax benefit relating to the above items (net of foreign taxes) totaling $23.3 million. The decrease of the valuation allowance and the recognition of the tax benefit in the quarter was based on management's expectations regarding future taxable income for the Company. Management's expectations included the consideration of the conversion of loans and advances from Spectra-Physics AB and affiliates to equity in October 1997 which eliminated related interest charges in the future.

     For income tax return purposes, the Company was part of a U.S. consolidated group pursuant to a tax sharing agreement among Spectra-Physics AB affiliated companies through September 30, 1997. Under this tax sharing agreement, the Company's net operating loss carryovers referred to above were used to offset the taxable income of other members of the tax filing group with no benefit to the Company. Accordingly, the deferred tax asset arising from the net operating loss carryforwards (amounting to $10.2 million) was recorded as a dividend to Spectra-Physics AB. Effective October 1997, the Company and affiliates of Spectra-Physics AB have entered into a tax sharing arrangement which generally requires the Company to determine its U.S. tax liability as a separate consolidated group.

     Income tax expense was a net benefit of $21.0 million in 1997, and net expense of $0.6 million in 1996 and $0.3 million in 1995. The income tax expense in 1996 and 1995 represented foreign taxes currently payable at each of the applicable country's statutory rate.

     The Company expects its future effective tax rate to approximate statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

     Through the third quarter of 1997, the Company had satisfied its liquidity requirements through cash provided by SpectraPhysics AB and affiliates in the form of loans and advances. As of October 1, 1997, all outstanding loans and advances from Spectra-Physics AB and affiliates were converted to equity. At December 31, 1997, the Company had working capital of $68.9 million, including cash and cash equivalents of

$33.5 million, compared to working capital at December 31, 1996 of $27.5 million, including cash and cash equivalents of $2.5 million.

     Cash provided by operating activities was $26.6 million and $4.3 million in the years ended December 31, 1997 and 1996, respectively. Cash used in operating activities was $2.6 million in the year ended December 31, 1995. Substantially all the net cash used in or provided by operating activities represented the net income (loss) for the year adjusted for depreciation and amortization, and increases in accrued and other liabilities, offset by increases in accounts receivable and, in the year ended December 31, 1997, inventories and the benefit of deferred taxes.

     Cash used in investing activities, mostly purchases of property, plant and equipment, was $9.4 million, $5.0 million and $8.1 million in the years ended December 31, 1997, 1996 and 1995, respectively.

     Cash provided by financing activities was $13.7 million, $2.1 million, and $11.0 million in the years ended December 31, 1997, 1996 and 1995, respectively. During the year ended December 31, 1997, net transfers to Spectra-Physics AB and affiliates and changes in loans and advances from Spectra-Physics AB amounted to a net decrease in cash of $25.7 million, principally relating to the utilization by affiliates of Spectra-Physics AB of the Company's net operating loss carryfoward for tax purposes and the remittance to Spectra-Physics AB of cash received by the Company on the settlement of litigation. This amount was offset by the net proceeds from the Company's initial public offering of its common stock of $20.7 million, by $17.2 million of cash provided by Spectra-Physics AB to settle certain stock options and other liabilities, and by $1.5 million of net borrowings under the Company's credit facility in Japan. All of the cash provided by financing activities during the years ended December 31, 1996 and 1995 represented changes in loans and advances from Spectra-Physics AB and affiliates.

     The above activities resulted in an increase in cash and cash equivalents of $31.0 million, $1.5 million and $0.3 million in the years ended December 31, 1997, 1996 and 1995, respectively.

     In October 1997, the Company entered into certain agreements with employees of its Opto Power subsidiary who held stock options to purchase common stock of the subsidiary. Under the agreements, the option holders agreed to terminate the options in exchange for a combination of cash payment and the Company's common stock. Such cash payments totalled approximately $14.7 million and were funded by a capital contribution by Spectra-Physics AB and affiliates.

     As part of the Reorganization, the Company assumed a short-term credit facility in Japan. The credit facility is with two banks, is unsecured but is guaranteed by Spectra-Physics AB through November 1998, allows aggregate borrowings of 1.2 billion Yen ($9.2 million) and bears interest at 1.625% per annum. At December 31, 1997 there were $7.3 million of borrowings outstanding under this facility. In October 1997, the Company obtained a $20.0 million uncommitted, unsecured credit facility with a bank. At December 31, 1997, there were no borrowings under this facility.

     The Company has reviewed its short- and long-term liquidity needs. The Company has determined that funding from SpectraPhysics AB will not be necessary in the future. The Company's liquidity needs for at least the next twelve months will be met by cash flows from operations, existing cash balances and borrowings available under its credit facilities.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which was adopted by the Company in 1997, and in March 1997, issued SFAS No. 129, "Disclosures of Information About Capital Structure," which is required to be adopted by the Company in 1998. These statements specify the computation, presentation and disclosure requirements for earnings per share and the capital structure of a company.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both of these statements are effective for the Company in 1998. SFAS No. 130 establishes the requirements for disclosure of comprehen-sive income. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions from stockholders. SFAS No. 131 requires publicly-held companies to report financial and other information about key sales-producing segments of the entity for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit and loss, certain sales and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided.

     The Company has determined that the impact of adopting each of the recently issued accounting standards will not be material to its financial position or results of operations.

YEAR 2000 COMPLIANCE

     The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. As such, computer programs that have date sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000. This could result in program failure or miscalculation causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, operate equipment or engage in similar normal business activities.

     The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified some systems and a few products that will be affected. The Company presently believes, with modification to existing software and converting to new software, the "Year 2000" issues relating to internal computer systems and products will not cause significant operational problems or customer problems. Furthermore, the cost of implementing these solutions is not anticipated to be material to its financial position or results of operations. However, if such modifications and conversions are not made, or not completed timely, the "Year 2000" issue could have a material impact on the operations of the Company. Furthermore, the costs of such conversions and updates are based on management's best estimates, which are derived utilizing numerous assumptions of future events including such things as, but not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

     The Company will initiate formal communications with all of its significant suppliers and large customers in 1998 to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own "Year 2000" Issues. There can be no guarantee that the systems of other companies on which other companies rely will be timely converted, or a failure to convert by another company, or a conversion that is incompatible with the Company's systems will not have a material adverse impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for an index to the consolidated financial statements and supplementary information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's officers and directors will be set forth under the captions "Management" and "Election of Directors" in the Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be held in May 1998 (the "1998 Proxy Statement"), and is incorporated herein by reference. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning compensation of the Registrant's directors and executive officers will be set forth under the captions "Election of Directors -- Compensation of Directors" and "Management -- Summary Compensation of Named Executive Officers" in the Registrant's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth under the caption "Certain Relationships and Related Transactions" in the Registrant's 1998 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

(a) 1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Spectra-Physics Lasers, Inc. are filed as part of this report on Form 10-K:

                                                              PAGE
                                                              ----
Independent Accountants' Report.............................   34
Consolidated Balance Sheet -- December 31, 1997 and 1996....   35
Consolidated Statement of Operations -- Years ended December
  31, 1997, 1996 and 1995...................................   36
Consolidated Statement of Cash Flows -- Years Ended December
  31, 1997, 1996 and 1995...................................   37
Consolidated Statement of Stockholders' Equity
  (Deficit) -- Years Ended December 31, 1997, 1996, and
  1995......................................................   38
Notes to Consolidated Financial Statements..................   39

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts............   53

        Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three-months ended December 31, 1997.

(c) EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      2.1      Plan of Reorganization of the Company (Incorporated by
               reference to exhibit 2.1 of the Company's Registration
               Statement on Form S-1 (No. 333-38329))
      3.1      Certificate of Incorporation of the Company, as amended
               (Incorporated by reference to exhibit 3.1 of the Company's
               Registration Statement on Form S-1 (No. 333-38329))
      3.2      Bylaws of the Company (Incorporated by reference to exhibit
               3.2 of the Company's Registration Statement on Form S-1 (No.
               333-38329))
      4.1      Specimen of Common Stock Certificate (Incorporated by
               reference to exhibit 4.1 of Amendment No. 1 of the Company's
               Registration Statement on Form S-1 (No. 333-38329))
     10.1      Agreement by and between Spectra-Physics USA and the
               Company, dated as of August 29, 1997 (Incorporated by
               reference to exhibit 10.1 of the Company's Registration
               Statement on Form S-1 (No. 333-38329))
     10.2      Registration Rights Agreement between Spectra-Physics USA
               and the Company (Incorporated by reference to exhibit 10.2 of Amendment No. 2 of the Company's Registration Statement
               on Form S-1 (No. 333-38329))
     10.3      Form of Executive Employment Agreement with certain officers of the Company (Incorporated by reference to exhibit 10.3 of
               Amendment No. 2 of the Company's Registration Statement on
               Form S-1 (No. 333-38329))
     10.4      Employment Agreement dated May 19, 1995 between the Company and Mark S. Sobey (Incorporated by reference to exhibit 10.4 of Amendment No. 1 of the Company's Registration Statement
               on Form S-1 (No. 333-38329))
     10.5      Form of Executive Incentive Plan (Incorporated by reference to exhibit 10.5 of Amendment No. 1 of the Company's
               Registration Statement on Form S-1 (No. 333-38329))
     10.6      1997 Spectra-Physics Lasers, Inc. Stock Option Plan
               (Incorporated by reference to exhibit 10.6 of Amendment No.
               1 of the Company's Registration Statement on Form S-1 (No.
               333-38329))
     10.7      Patent License Agreement dated as of October 4, 1997 by and between the Company, as licensor, and Spectra Precision,
               Inc., as licensee (Incorporated by reference to exhibit 10.7 of Amendment No. 1 of the Company's Registration Statement
               on Form S-1 (No. 333-38329))
     10.8      Patent License Agreement dated as of October 4, 1997 by and between Spectra Precision, Inc., as licensor, and the
               Company, as licensee (Incorporated by reference to exhibit
               10.8 of Amendment No. 1 of the Company's Registration
               Statement on Form S-1 (No. 333-38329))
     10.9      Tradename and Trademark License Agreement dated as of August
               29, 1997 by and between the Company, Spectra-Physics AB and certain Spectra-Physics AB subsidiaries (Incorporated by
               reference to exhibit 10.9 of Amendment No. 1 of the
               Company's Registration Statement on Form S-1 (No.
               333-38329))
    10.10      Form of Restricted Stock Plan Agreement among the Company,
               Opto Power and certain Opto Power employees (Incorporated by reference to exhibit 10.10 of Amendment No. 1 of the
               Company's Registration Statement on Form S-1 (No.
               333-38329))

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     21.1      List of Subsidiaries (Incorporated by reference to exhibit
               21.1 of the Company's Registration Statement on Form S-1
               (No. 333-38329))
     23.2      Report of Coopers & Lybrand L.L.P. (included on page 53)
     24.1      Powers of Attorney (included on signature page)
     27.1      Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 1998.

                                          SPECTRA-PHYSICS LASERS, INC.

                                          /s/ PATRICK L. EDSELL
                                          --------------------------------------
                                          By: Patrick L. Edsell
                                          Chairman, President and Chief
                                          Executive Officer

                               POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Patrick L. Edsell and Thomas J. Scannell, jointly and severally, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereor.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----

               /s/ PATRICK L. EDSELL                 (Director, Chairman, President     March 23, 1998
---------------------------------------------------  and Chief Executive Officer)
                 Patrick L. Edsell

              /s/ THOMAS J. SCANNELL                 (Vice President -- Finance)        March 18, 1998
---------------------------------------------------  (Principal Financial and
                 Thomas J. Scanell                   Accounting Officer)

              /s/ LAWRENCE C. KARLSON                (Director)                         March 23, 1998
---------------------------------------------------
                Lawrence C. Karlson

               /s/ LENNART F. RAPPE                  (Director)                         March 26, 1998
---------------------------------------------------
                 Lennart F. Rappe

                /s/ LARS SPONGBERG                   (Director)                         March 23, 1998
---------------------------------------------------
                  Lars Spongberg

            /s/ THOMAS T. VAN OVERBEEK               (Director)                         March 24, 1998
---------------------------------------------------
              Thomas T. van Overbeek

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Spectra-Physics Lasers, Inc.

     We have audited the accompanying consolidated balance sheet of Spectra-Physics Lasers, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectra-Physics Lasers, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 16, 1998

                          SPECTRA-PHYSICS LASERS, INC.

                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 33,487    $  2,531
  Accounts receivable, including $86 and $366, respectively, due from affiliated companies, less allowance for
     doubtful accounts of $540 and $361, respectively.......    39,511      37,952
  Inventories...............................................    25,857      21,809
  Deferred tax assets.......................................     8,200          --
  Prepaid expenses and other current assets.................     4,409       1,726
                                                              --------    --------
          Total current assets..............................   111,464      64,018
Property, plant and equipment, net..........................    25,480      20,651
Intangible assets, net of accumulated amortization of $1,995
  and $1,772, respectively..................................     1,637       1,110
Other assets................................................     1,943       1,069
                                                              --------    --------
          Total assets......................................  $140,524    $ 86,848
                                                              ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $ 10,453    $  8,128
  Borrowings under credit facility..........................     7,321          --
  Taxes payable.............................................        --         573
  Interest due SPAB.........................................        --       4,062
  Accrued and other current liabilities.....................    24,749      23,724
                                                              --------    --------
          Total current liabilities.........................    42,523      36,487
Long term liabilities:
  Loans and advances from SPAB..............................        --      69,698
  Other long term liabilities...............................     1,677       1,886
                                                              --------    --------
          Total long term liabilities.......................     1,677      71,584
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, par value $0.01:
     Authorized -- 60,000,000 shares
     Outstanding -- 15,808,043 in 1997......................       158          --
  Additional paid-in capital................................    93,991          --
  Retained earnings.........................................     3,629          --
  Cumulated translation adjustment..........................    (1,454)        (40)
  Parent equity (deficit)...................................        --     (21,183)
                                                              --------    --------
Total stockholders' equity (deficit)........................    96,324     (21,223)
                                                              --------    --------
          Total liabilities and stockholders' equity
            (deficit).......................................  $140,524    $ 86,848
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Net sales..................................................  $159,174    $135,434    $112,527
Cost of products sold......................................    98,772      88,320      73,040
                                                             --------    --------    --------
  Gross margin.............................................    60,402      47,114      39,487

Operating expenses:
  Research and development.................................    14,365      12,005       7,933
  Selling, general and administrative......................    32,539      28,966      27,848
  Other....................................................    15,757       6,915       1,863
                                                             --------    --------    --------
          Total operating expenses.........................    62,661      47,886      37,644
                                                             --------    --------    --------
          Operating income (loss)..........................    (2,259)       (772)      1,843

Other income (expense):
  Interest expense.........................................    (4,005)     (5,374)     (4,590)
  Foreign currency gain (loss).............................     2,067       2,532       1,046
  Legal settlement.........................................    17,010          --          --
                                                             --------    --------    --------
          Total other income (expense).....................    15,072      (2,842)     (3,544)
                                                             --------    --------    --------
          Income (loss) before income taxes................    12,813      (3,614)     (1,701)
Income tax expense (benefit)...............................   (21,048)        634         318
                                                             --------    --------    --------
          Net income (loss)................................  $ 33,861    $ (4,248)   $ (2,019)
                                                             ========    ========    ========

Pro forma net income (loss) per share:
  Basic....................................................  $   2.57    $  (0.33)
                                                             ========    ========
  Diluted..................................................  $   2.57    $  (0.33)
                                                             ========    ========
Shares used in computing pro forma net income (loss) per
  share:
  Basic....................................................    13,162      13,000
                                                             ========    ========
  Diluted..................................................    13,191      13,000
                                                             ========    ========

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1997      1996      1995
                                                              --------   -------   -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 33,861   $(4,248)  $(2,019)
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities:
  Depreciation and amortization.............................     4,839     4,420     3,729
  Deferred tax assets.......................................    (8,200)       --        --
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (1,559)   (4,285)   (7,034)
     Inventories............................................    (4,048)      896    (3,632)
     Prepaid expenses and other current assets..............    (2,279)     (763)      493
     Accounts payable.......................................     2,325       (79)    2,058
     Accrued and other liabilities..........................     1,683     8,359     3,772
                                                              --------   -------   -------
          Total cash provided by (used in) operating
            activities......................................    26,622     4,300    (2,633)
                                                              --------   -------   -------
INVESTING ACTIVITIES
Purchases of property, plant and equipment..................    (8,672)   (5,055)   (8,093)
Other.......................................................      (720)      103         4
                                                              --------   -------   -------
          Total cash provided by (used in) investing
            activities......................................    (9,392)   (4,952)   (8,089)
                                                              --------   -------   -------
FINANCING ACTIVITIES
Net transfers (to) from SPAB................................   (27,743)     (479)      (92)
Contribution of cash by SPAB to settle certain stock options
  and other liabilities.....................................    17,249        --        --
Net borrowings under credit facility........................     1,508        --        --
Changes in loans and advances from SPAB.....................     2,058     2,620    11,078
Net proceeds from initial public offering of common stock...    20,654        --        --
                                                              --------   -------   -------
          Total cash provided by (used in) financing
            activities......................................    13,726     2,141    10,986
                                                              --------   -------   -------
          Increase (decrease) in cash.......................    30,956     1,489       264
Cash and cash equivalents at beginning of year..............     2,531     1,042       778
                                                              --------   -------   -------
Cash and cash equivalents at end of year....................  $ 33,487   $ 2,531   $ 1,042
                                                              ========   =======   =======
Non-cash financing activity:
  Reorganization:
  Conversion of debt and accrued interest to equity.........  $ 73,758
  Transfer of assets, net of cash...........................     2,299
  Assumption of liabilities.................................    (2,968)
                                                              --------
                                                              $ 73,089
                                                              ========

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       COMMON STOCK       ADDITIONAL              CUMULATIVE     PARENT
                                    -------------------    PAID-IN     RETAINED   TRANSLATION    EQUITY
                                      SHARES     AMOUNT    CAPITAL     EARNINGS   ADJUSTMENTS   (DEFICIT)    TOTAL
                                    ----------   ------   ----------   --------   -----------   ---------   --------
BALANCE-DECEMBER 31, 1994.........  13,000,000    $ --     $    --      $   --      $    (3)    $(14,345)   $(14,348)
  Net transfers (to) from SPAB....                                                                   (92)        (92)
  Foreign currency translation....                                                      (21)                     (21)
  Net loss........................                                                                (2,019)     (2,019)
                                    ----------    ----     -------      ------      -------     --------    --------
BALANCE-DECEMBER 31, 1995.........  13,000,000                                          (24)     (16,456)    (16,480)
                                    ----------    ----     -------      ------      -------     --------    --------
  Net transfers (to) from SPAB....                                                                  (479)       (479)
  Foreign currency translation....                                                      (16)                     (16)
  Net loss........................                                                                (4,248)     (4,248)
                                    ----------    ----     -------      ------      -------     --------    --------
BALANCE-DECEMBER 31, 1996.........  13,000,000                                          (40)     (21,183)    (21,223)
                                    ----------    ----     -------      ------      -------     --------    --------
  Net transfers (to) from SPAB....                                                               (27,743)    (27,743)
  Net income prior to the
    Reorganization................                                                                30,232      30,232
  Reorganization..................                 130      54,265                                18,694      73,089
  Initial public offering of
    common stock..................   2,400,000      24      20,630                                            20,654
  Contribution of cash by SPAB and
    issuance of common stock by
    the Company to settle certain
    stock options of a
    subsidiary....................     408,043       4      19,096                                            19,100
  Foreign currency translation....                                                   (1,414)                  (1,414)
  Net income subsequent to the
    Reorganization................                                       3,629                                 3,629
                                    ----------    ----     -------      ------      -------     --------    --------
BALANCE-DECEMBER 31, 1997.........  15,808,043    $158     $93,991      $3,629      $(1,454)    $     --    $ 96,324
                                    ==========    ====     =======      ======      =======     ========    ========

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND BASIS OF PRESENTATION

     Spectra-Physics Lasers, Inc. designs, develops, manufactures and distributes lasers and laser systems for the industrial, original equipment manufacturer (OEM), and research and development markets.

     Prior to the Reorganization referred to below, Spectra-Physics Lasers, Opto Power Corporation, and Spectra-Physics Laser Data Systems, Inc., together with various foreign subsidiaries of Spectra-Physics AB that conducted sales and technical support operations on their behalf (collectively the "Company"), were operated as a functional group called the Lasers and Optics Group. In preparation for its initial public offering the Company was reorganized in October 1997 so that the assets and liabilities (including contractual rights and obligations) of the Lasers and Optics Group were held directly or indirectly by the Company. Accordingly, pursuant to various agreements (i) the assets and liabilities of the Lasers and Optics Group not held by the Company were transferred to the Company and (ii) the assets and liabilities of the Company not part of the Lasers and Optics Group were transferred to SPAB's subsidiaries (other than the Company and its subsidiaries.) In connection with the Reorganization, intercompany receivables and payables were eliminated. Unless specified otherwise, SPAB refers to Spectra-Physics AB and/or affiliates of Spectra-Physics AB (other than the Company and its subsidiaries). All entities involved in the reorganization were direct or indirect wholly-owned subsidiaries of SPAB.

     The accompanying consolidated financial statements includes the accounts of the Company and reflects the financial position, results of operations, and cash flows of the Company as if it were a separate entity for each period presented. The accompanying financial statements do not include assets and liabilities not part of the Laser and Optics Group. These assets were transferred to SPAB. The Reorganization described above has been accounted for as a transfer between entities under common control in a manner similar to a pooling of interests.

     The accompanying consolidated financial statements also include allocations of certain SPAB corporate and group expenses (including cash management and treasury, legal, employee benefits, insurance, income taxes and corporate overhead services) relating to the Company's businesses. Management believes these allocations are reasonable. However, the financial information included herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate entity during the periods presented.

     In connection with the Reorganization, the Company entered into several agreements with SPAB that provide for (1) certain tax sharing matters, (2) registration rights in favor of SPAB, (3) the use of the Spectra-Physics name and trademark, (4) cross licensing of certain patents, (5) certain distribution arrangements, and (6) various indemnification arrangements. In addition, certain subsidiaries of the Company and certain subsidiaries of SPAB entered into agreements providing for the continuation of certain ongoing service and facilities leasing arrangements.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Use of Estimates:

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates relate to the useful lives of property, plant and equipment, allowances for doubtful accounts and customer returns, inventory realizability, potential accruals

                          SPECTRA-PHYSICS LASERS, INC.

relating to litigation matters, warranty and other accruals, and contingent assets and liabilities. Actual results could differ from those estimates, and such differences may be material to the financial statements.

  Cash Equivalents:

     The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents (which are classified as available for sale) are stated at cost, which approximates fair value, and consist of bankers' acceptances, repurchase agreements, commercial paper, and money market funds of major banks and other institutions.

  Inventories:

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

  Property, Plant and Equipment:

     Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets of 3 to 25 years.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective as of the beginning of fiscal 1997. The adoption of this statement had no material affect on the Company's financial statements.

  Intangible Assets:

     Intangible assets, principally patent rights, are stated at cost and amortized on a straight-line basis over their estimated useful lives of generally 7 to 17 years.

  Foreign Currency Translation:

     The local currency of the Company's subsidiaries in the United Kingdom, Germany, the Netherlands, France and Japan are the functional currencies for each entity. The assets and liabilities and sales and expense accounts of these foreign subsidiaries have been translated using the exchange rate at the balance sheet date and the weighted average exchange rate for the period, respectively.

     The net effect of the translation of the accounts of the Company's subsidiaries has been included in stockholders' equity as cumulative translation adjustments. The net effect of adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense) as incurred.

  Environmental Matters:

     Accruals for remediation costs are recognized when management determines that it is probable that a liability has been incurred and such costs can be reasonably estimated. Such accruals are recorded at undiscounted amounts and are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged against the accrual.

  Parent Equity (Deficit):

     Parent equity (deficit) includes historical investments and advances from SPAB, including net transfers to/from SPAB, income taxes and other liabilities paid by (owed by) SPAB for the benefit of the Company, and amounts due to/from SPAB for services and other charges, as well as current period net income (loss) through the date of the Reorganization.

                          SPECTRA-PHYSICS LASERS, INC.

  Sales Recognition:

     Net sales and related cost of sales for products are recognized upon shipment.

  Concentrations:

     Cash is invested in deposits with banks in the United States and in countries where subsidiaries operate. Deposits in these banks may exceed the amount of insurance provided on such deposits; however, the Company is exposed to loss only to the extent of the amount of cash reflected on its balance sheet. The Company has not experienced any losses on its deposits of cash.

     The Company markets its products on both a direct and an OEM basis principally in North America, Europe and Japan to companies for use in printing, micro-machining, marking, materials processing, medical, semiconductor manufacturing, inspection and repair applications, as well as universities and other entities involved in research. No individual customer accounts for more than 10% of net sales. The Company has adopted credit policies and standards to accommodate growth into these markets. The Company performs continuing credit evaluations of its customers' financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. Bad debt losses to date have been insignificant.

     A number of components necessary for the manufacture and operation of many of the Company's products are obtained from a sole supplier or a limited group of suppliers. The disruption or termination of any of these sources could have a material adverse effect on the Company's business, operating results and financial condition.

  Warranty Costs:

     Upon shipment of product, the Company accrues the estimated cost of warranty. The Company in general warrants its products for twelve to twenty-four months depending on the product line.

  Advertising and Promotion Costs:

     The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $1.9 million, $1.3 million, and $1.2 million in the years ended December 31, 1997, 1996, and 1995, respectively.

  Income Taxes:

     The accompanying financial statements reflect the provisions of SFAS No. 109, "Accounting for Income Taxes." Accordingly, the Company uses the liability method to calculate deferred taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities based on enacted tax laws and rates applicable to the period in which differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized.

     Prior to the Reorganization, income taxes were provided as if the Company were a separate taxable entity. Under the Company's tax sharing agreement with SPAB prior to the Reorganization, however, the consolidated tax liability for a given year was allocated only to companies in the group which had separate taxable income for that year. The tax liability was allocated pro-rata based on each company's relative separate taxable income. Companies with losses were not allocated any of the tax liability and were not given any benefit for their losses. Any differences between the Company's method for providing income tax expense (benefit) in the historical financial statements and the tax sharing arrangement it had with SPAB were

                          SPECTRA-PHYSICS LASERS, INC.

reflected in Parent equity (deficit) as contributions or dividends. Effective October 1997, the Company and SPAB entered into a new tax sharing arrangement that generally requires the Company to determine its U.S. tax liability as a separate consolidated group.

  Financial Instruments With Off-Balance-Sheet Risk:

     From 1991 to October 1997, the Company entered into forward foreign exchange contracts with SPAB to offset certain operational exposures from changes in foreign currency exchange rates. Such exposures resulted from portions of the Company's operations being denominated in currencies other than the U.S. dollar, primarily the Japanese yen and European currencies. These foreign exchange contracts were entered into in anticipation of product sales made in the normal course of business, and accordingly, were speculative in nature.

     Since the forward foreign exchange contracts were not designated as hedges of firm, identifiable foreign currency commitments, the unrealized gains and losses resulting from the impact of currency exchange rate movements on these contracts were recognized in the periods in which the exchange rates changed. Such gains and losses were recorded as other income or expense. Also, included in other income and expense were realized gains and losses on the settlement of foreign exchange contracts and realized and unrealized gains and losses on the transactions denominated in currencies other than the U.S. dollar for U.S. based operations.

     In October 1997, the Company changed the way it hedges its foreign currency exposures. It closed all of its 1998 outstanding foreign exchange contracts with SPAB by buying offsetting currency contracts. The Company now hedges its foreign exchange exposure by entering into transactions with credit-worthy independent financial institutions. The Company's policy is to not hold or issue financial instruments for trading purposes nor will it hold or issue leveraged derivative financial instruments. The objective of the Company's foreign exchange risk management policy is to preserve the U.S. dollar value of its non-U.S. dollar cash flows. These cash flows arise primarily from the sale of the Company's products in currencies other than the U.S. dollar, most of which are made through the Company's subsidiaries in Japan and Europe. The Company's policy is to use forward exchange contracts and simple purchased foreign currency option contracts to hedge, respectively, firm commitments and probable anticipated transactions that expose the Company to enterprise risk.

     Gains and losses on forward exchange contracts that are designated as hedges of a firm order from a customer outside the United States are deferred in other current assets or liabilities ($0.2 million in other current liabilities at December 31, 1997) and included in the measurement of the underlying transaction. Gains on purchased foreign currency options with little or no intrinsic value designated as hedges of probable anticipated foreign sales transactions expected to occur within the next three to six months whose significant characteristics and terms are known will also be deferred in other current assets or liabilities and recognized at the time of the closing of the anticipated transactions. Hedge accounting will be applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge. Additionally, the derivative must result in payoffs that are expected to be highly inversely correlated to those of the hedged item. Derivatives are measured for effectiveness both at inception and on an ongoing basis. If a derivative instrument ceases to meet the criteria for deferral, any subsequent gains or losses will be recognized in operations as incurred. If a firm commitment does not occur, the foreign exchange contract will be terminated and any gain or loss will be recognized in operations. If a hedging instrument is sold or terminated prior to maturity, gains or losses will continue to be deferred until the hedged item is recognized.

     The Company's forward exchange contracts contain credit risk in that its banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties.

                          SPECTRA-PHYSICS LASERS, INC.

     The contract amounts and fair value of forward foreign exchange contracts outstanding was $14.5 million and $15.0 million, respectively, at December 31, 1997.

       Pro Forma Net Income (Loss) Per Share:

     The Company has adopted SFAS No. 128, "Earnings per share" effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. In 1997 and 1996, weighted average shares were 13,162,000 and 13,000,00, respectively, and in 1997 the shares used in the diluted calculation included 29,000 shares due to grants of options to purchase 2,087,145 shares of common stock. Stock options granted by subsidiaries of the Company were not included in the calculation of net income (loss) per share as they were anti-dilutive. Pro forma basic and diluted net loss per share for 1996 gives effect to the Reorganization.

       Stock Based Compensation:

     In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans and is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 allows a company to continue to follow the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and disclose the pro forma impact of SFAS No. 123 on results of operations and earnings per share. The Company has elected to continue to account for its stock-based compensation plans in accordance with the provisions of APB 25. As the terms of certain stock-based compensation plans obligated the Company to settle the options in cash in certain instances, the Company has reflected compensation expense relating to these stock-based compensation plans in the statement of operations.

  Impact of Recently Issued Accounting Standards:

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which was adopted by the Company in 1997, and in March 1997, issued SFAS No. 129 "Disclosures of Information About Capital Structure," which is required to be adopted by the Company in 1998. These statements specify the computation, presentation and disclosure requirements for earnings per share and the capital structure of a company.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both statements are effective for the Company in fiscal 1998. SFAS No. 130 establishes the requirements for disclosure of comprehensive income. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions from stockholders. SFAS No. 131 requires publicly-held companies to report financial and other information about key sales-producing segments of the entity for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit and loss, certain sales and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided.

     The Company has determined that the impact of adopting each of the recently issued accounting standards will not be material to its financial position or results of operations.

                          SPECTRA-PHYSICS LASERS, INC.

  Reclassifications:

     Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

 3. TRANSACTIONS WITH SPAB

     SPAB allocated certain expenses relating to cash management and treasury, legal, employee benefits, insurance, income taxes and corporate overhead services. Charges were allocated to the Company based on actual amounts incurred on behalf of the Company or agreed upon amounts or percentages based on the Company's headcount and sales that management of the Company believes were reasonable. Amounts charged to operations were $0.3 million in each of the years ended December 31, 1997, 1996, and 1995, respectively.

     SPAB used a centralized cash management program to finance its operations. Cash deposits from the Company's operations were transferred to SPAB on a periodic basis and SPAB funded the Company's disbursement bank account as required. Prior to the Reorganization, the Company and SPAB had an agreement whereby SPAB charged the Company interest based on certain of the Company's net balance payable to SPAB calculated using SPAB cost of related borrowed funds. Certain borrowings from SPAB were not subject to interest charges; however, interest expense has been imputed in the accompanying statement of operations at rates consistent with actual rates charged to the Company. Beginning in October 1997, the Company no longer participates in SPAB's centralized cash management program.

     The activity in the net transfers (to) from SPAB account, is summarized below (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------    -------    -------
SPAB service and other charges.......................  $    249    $   328    $   328
Income taxes paid by (owed by) SPAB, net.............   (10,863)    (1,365)       112
Liabilities paid by SPAB for the benefit of the
  Company............................................        --      1,775        862
Cash transfers (to) SPAB.............................   (17,702)    (2,202)    (2,464)
Interest expense imputed on non-interest bearing
  loans..............................................       573        985      1,070
                                                       --------    -------    -------
  Net transfers (to) from SPAB.......................  $(27,743)   $  (479)   $   (92)
                                                       ========    =======    =======

     Loans and advances from SPAB represented a short-term interest bearing $30,000,000 loan and various interest bearing short-term cash advances as well as long-term interest bearing and non-interest bearing loans to the Company and its foreign sales subsidiaries. The interest bearing loans and advances accrued interest at a rate determined by SPAB. Interest has been imputed on the non-interest bearing obligations at a rate consistent with the interest bearing obligations.

     In October 1997, in connection with the Reorganization, SPAB converted all loans, advances, and interest accrued on such amounts outstanding to equity of the Company.

                          SPECTRA-PHYSICS LASERS, INC.

 4. BALANCE SHEET ACCOUNTS

     Inventories, property, plant and equipment, and accrued and other current liabilities consisted of the following (in thousands):

                                                            AT DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
INVENTORIES:
  Raw material...........................................  $10,250    $10,484
  Work in process........................................    8,077      6,092
  Finished goods.........................................    7,530      5,233
                                                           -------    -------
                                                           $25,857    $21,809
                                                           =======    =======
PROPERTY, PLANT AND EQUIPMENT:
  Land, buildings and leasehold improvements.............  $21,021    $19,506
  Machinery and office equipment.........................   48,821     41,579
                                                           -------    -------
                                                            69,842     61,085
  Less accumulated depreciation and amortization.........   44,362     40,434
                                                           -------    -------
                                                           $25,480    $20,651
                                                           =======    =======
ACCRUED AND OTHER CURRENT LIABILITIES:
  Salaries and wages.....................................  $ 3,917    $ 2,914
  Benefits, bonus and commissions........................    5,730      4,387
  Accrued compensation for stock options.................    1,000      6,000
  Warranty...............................................    2,802      2,433
  Advance payments from customers........................    5,676      5,501
  Other..................................................    5,624      2,489
                                                           -------    -------
                                                           $24,749    $23,724
                                                           =======    =======

     As part of the Reorganization, the Company assumed a short-term credit facility in Japan. The credit facility is with two banks, is unsecured but is guaranteed by Spectra-Physics AB through November 1998, allows aggregate borrowings of 1.2 billion Yen ($9.2 million) and bears interest at 1.625% per annum. At December 31, 1997 there were $7.3 million of borrowings outstanding under this facility. In October 1997, the Company obtained a $20.0 million uncommitted, unsecured credit facility with a bank. At December 31, 1997, there were no borrowings under this facility.

 5. STOCKHOLDERS' EQUITY

  Preferred Stock:

     After the Reorganization, the Company's authorized preferred stock was 10,000,000 shares with a par value of $0.01 per share. The Board of Directors may, at its discretion, designate one or more series of preferred stock and establish the voting, dividend, liquidation, and other rights and preferences of the shares of each series, and provide for the issuance of shares of any series.

  Stock Options:

     Spectra-Physics Lasers, Inc. The Company has adopted the 1997 Spectra-Physics Lasers, Inc. Stock Option Plan which provides for the granting of non-qualified stock options ("options") to certain officers, key employees and non-employee directors of the Company. The aggregate maximum number of shares of common stock available for awards under the 1997 Plan is 2,309,721 shares, subject to adjustment to reflect changes in the Company's capitalization. No awards can be made under the 1997 Plan more than 10 years

                          SPECTRA-PHYSICS LASERS, INC.

after the date the plan was adopted. The exercise price of the options will be determined by the Board of Directors, provided that the exercise price must be at least 100% of the fair market value of a share of common stock on the date the option is granted. An option's term shall not exceed ten years from the date of grant. No option may be exercised sooner than six months from the date of grant.

     During 1997, the Company granted options to purchase 2,087,145 shares of common stock exercisable at $10.00 per share. These options vest 25% upon the first anniversary of the grant date and 6.25% at the end of each three-month period thereafter. Subject to the terms of the 1997 Plan, these options will be exercisable to the extent vested beginning two years after the grant date. These options may not be exercised following termination of the grantee's employment with the Company, except that in the event that a grantee's employment terminates due to death, disability or retirement, options held by such grantee or his estate shall be exercisable, to the extent vested at the time of termination of employment, for a period of three (3) months after termination of employment or, if later, the end of the foregoing two-year period. The weighted average fair value of options granted was $4.33 per share. No option granted under the 1997 plan was canceled, exercised or exercisable. At December 31, 1997, options granted under the 1997 plan had a contractual life of 10 years.

     As permitted under SFAS 123, the Company has elected to follow APB No. 25, in accounting for stock awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards under fixed plans. Pro forma information regarding net income (loss) and earnings
(loss) per share is required by SFAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate.....................................  5.7%
Dividend yield..............................................  0.0%
Volatility..................................................  47%
Average life................................................  4 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

     The effect of applying SFAS No. 123 resulted in pro forma net income of $33,823,000 and earnings per share basic and diluted of $2.56 for the year ended December 31, 1997.

     Spectra-Physics Laser Data Systems, Inc. Spectra-Physics Laser Data Systems, Inc. ("Laser Data"), a subsidiary of the Company, granted certain of its employees options to purchase up to 20% of total common stock outstanding. One-half of the options vested annually beginning in 1996 and ending in 1999 and one-half were performance-based options. At December 31, 1996, all the options remained outstanding and 40 shares under option were vested. The options were exercisable from the effective date of an initial public offering of Laser Data's common stock until the earlier of the first anniversary of such initial public offering or May 1, 2000. If a sale of control of the subsidiary occurred before May 1, 2000, the subsidiary was to redeem the options, to the extent vested, by paying the holders the difference between the exercise price and the per share value received in the sale of control (unless the acquirer in the sale of control did not wish such options to be cancelled, in which case they were not to be redeemed). Subject to certain qualifications, if neither an initial public offering nor a sale of control occurred before May 1, 2000, the subsidiary was to redeem the options by

                          SPECTRA-PHYSICS LASERS, INC.

paying its option holders the difference, on a per-share basis, between the exercise price and the fair value of the subsidiary's common stock as determined by the board of directors, provided that the holders of a majority of the options were allowed to request an independent appraisal of the board's valuation. In 1997, prior to the modifications described below, the Company recorded a charge to operations of $0.2 million in connection with the Laser Data options.

     In December 1997, these options were modified so that all of the options became exercisable (a) during the period (i) beginning on the effective date of a Laser Data initial public offering, if any, and (ii) ending on the earlier to occur of the first anniversary following any such initial public offering and February 28, 2000 (after which time the right to exercise vested options is terminated) or (b) during the period commencing on February 28, 2000 and ending on December 31, 2002. The options were also modified such that 31% of the options were vested with the remaining options vesting at varying rates through December 31, 1999, and Laser Data's requirement to redeem the options was eliminated. These modifications resulted in (1) a new measurement date for the options, for which the Company recorded a charge of $1.0 million, based on the difference between the exercise price of the options and the estimated fair value of Laser Data on the date the options were modified, and (2) the establishment of the amount of compensation expense related to these options. At December 31, 1997 options to purchase 174 shares were outstanding at a weighted average price of $0.05 per share, none were exercisable, and 54 shares under option were vested.

 6. BENEFIT AND INCENTIVE PLANS

     The Company sponsors a defined contribution plan covering substantially all U.S. employees. The plan provides for limited Company matching of participants' contributions. Contributions to the plan by the Company and charged to operations were $0.6 million, $0.5 million and $0.4 million in the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company's Executive Incentive Plan and Employee Bonus Plan provides certain officers and employees of the Company with annual incentive cash bonus awards based on the achievement of certain pre-established quantitative and qualitative goals, including overall Company profitability. The Company charged to operations $2.4 million, $1.9 million and $1.3 million in the years ended December 31, 1997, 1996 and 1995, respectively, under these plans.

     SPAB adopted the 1994 Phantom Stock Option Plan pursuant to which certain of the then executive officers and employees of the Company were granted in 1994 an aggregate of 35,000 phantom stock options (the "Phantom Stock Options") at an exercise price of 117 SEK (Swedish krona) per option. The terms of the options expire after four years. Each Phantom Stock Option entitles the holder to the right to receive a cash payment upon exercise of the Phantom Stock Option equal to the fair market value (as defined) of one share of common stock of SPAB less the reference price of the Phantom Stock Option. Phantom Stock Options may be exercised from two to four years from the date of grant. During the years ended December 31, 1997, 1996 and 1995, 0, 2,000 and 7,000 of the Phantom Stock Options were canceled, respectively, and in the year ended December 31, 1997, a total of 18,000 options were exercised. At December 31, 1997, 8,000 of the Phantom Stock Options remained outstanding. All of the options were fully exercisable and had a weighted average remaining contractual life of one year. The Company charged to operations $0.5 million, $0, and $0 in the years ended December 31, 1997, 1996 and 1995, respectively, under the 1994 Phantom Stock Option Plan.

                          SPECTRA-PHYSICS LASERS, INC.

 7. INCOME TAXES

     Income (loss) before income taxes consisted of the following (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
U.S...........................................  $ 9,169    $(5,814)   $(3,600)
Foreign.......................................    3,644      2,200      1,899
                                                -------    -------    -------
                                                $12,813    $(3,614)   $(1,701)
                                                =======    =======    =======

     The provision for income taxes in the years ended December 31, 1996 and 1995 represented foreign taxes currently payable at each of the applicable country's statutory rate. The benefit of income taxes for the year ended December 31, 1997 consisted of the following:

U.S. Federal and state:
  Current...................................................  $     --
  Deferred..................................................     1,213
                                                              --------
                                                                 1,213
                                                              --------
Foreign:
  Current...................................................     2,651
  Deferred..................................................      (816)
                                                              --------
                                                                 1,835
                                                              --------
Decrease in valuation allowance.............................   (24,096)
                                                              --------
          Total.............................................  $(21,048)
                                                              ========

     The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company's provision for (benefit from) income taxes for financial statement purposes (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1997       1996      1995
                                                 --------    -------    -----
Tax expense (benefit) at statutory rate........  $  4,485    $(1,265)   $(595)
Foreign taxes..................................       666        209       28
State taxes, net of Federal benefit............       316       (161)     (92)
Decrease in valuation allowance................   (26,704)        --       --
Losses for which no tax benefit was
  recognized...................................        --      1,602      913
Other..........................................       189        249       64
                                                 --------    -------    -----
Income tax expense (benefit)...................  $(21,048)   $   634    $ 318
                                                 ========    =======    =====

     The Company's deferred tax assets are comprised of the following (in thousands):

                                                            AS OF DECEMBER 31,
                                                            -------------------
                                                             1997        1996
                                                            -------    --------
Deferred tax assets:
  Net operating loss carryforwards........................  $   --     $20,564
  Inventory valuation accounts............................   3,298       2,608
  Accrued expenses........................................   3,945       2,675
  Other...................................................     957         857
                                                            ------     -------
                                                             8,200      26,704
  Valuation allowance for deferred tax assets.............      --     (26,704)
                                                            ------     -------
Net deferred tax assets...................................  $8,200     $    --
                                                            ======     =======

                          SPECTRA-PHYSICS LASERS, INC.

     Income taxes have been provided as if the Company were a separate taxable entity. For periods prior to the three months ended September 30, 1997, income tax expense reflected foreign taxes only due to the expectation by the Company at that time of continuing losses in the U.S. Deferred tax assets were established relating to: (i) net operating loss carryforwards, which included interest expense from SPAB; (ii) accrued compensation associated with employee stock options; (iii) inventory valuation reserves; and (iv) other accruals. These deferred tax assets were offset in total by a valuation allowance due to the expectation of continued losses in the U.S.

     During the quarter ended September 30, 1997, the Company decreased the tax valuation allowance and recognized a tax benefit relating to the above items (net of foreign taxes) totaling $23.3 million. The decrease of the valuation allowance and the recognition of the tax benefit in the quarter was based on management's expectations regarding future taxable income for the Company. Management's expectations included the consideration of the conversion of loans and advances from SPAB to equity in October 1997 which will eliminate related interest charges in the future.

     For U.S. income tax return purposes, the Company was part of a U.S. consolidated group pursuant to a tax sharing agreement among SPAB affiliated companies through September 1997. Under this tax sharing agreement, the Company's net operating loss carryovers referred to above were used to offset the taxable income of other members of the tax filing group with no benefit to the Company. Accordingly, the deferred tax asset arising from the net operating loss carryforwards (amounting to $10.2 million) was recorded as a dividend to SPAB.

 8. COMMITMENTS

     The Company leases manufacturing, research and development and office facilities under non-cancellable operating leases which expire in 1998 through 2006. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the terms of certain lease agreements, the leases may be extended, at the Company's option, and certain of the leases provide for adjustments of the minimum monthly rent.

     Future minimum annual lease payments under the leases are as follows (in thousands):

                  YEAR ENDING DECEMBER 31,
                  ------------------------
     1998...................................................  $2,900
     1999...................................................   2,000
     2000...................................................   1,400
     2001...................................................     850
     2002...................................................     600
     Thereafter.............................................     400
                                                              ------
                                                              $8,150
                                                              ======

     Rent expense was $2.5 million, $2.4 million and $2.7 million in the years ended December 31, 1997, 1996, and 1995, respectively.

 9. ENVIRONMENTAL MATTERS

     Since 1984, the Company has been identified by federal and state authorities as one of several potentially responsible parties ("PRPs") in conjunction with past releases of industrial solvents to soil and groundwater at one of the Company's facilities. The site has been listed on the National Priorities List, or "Superfund List," and the Company is subject to orders requiring it to perform remediation on- and off-site. Applicable federal law imposes joint and several liability on each PRP for the cleanup of this site. Pursuant to these orders, the Company and other PRPs are jointly performing and funding remediation that includes soil treatment, on-site

                          SPECTRA-PHYSICS LASERS, INC.

and off-site groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the order are in place, and consequently the initial capital expenditures for such systems have been incurred. Generally the Company has determined its share of total estimated clean up and remediation costs and has accrued the amount that it believes to be its share of the total cost.

     Measurement of environmental accruals is subject to uncertainties, including the evolving nature of environmental regulations and their enforcement, the amount of time required to complete remediation, and the extent to which other PRPs will bear their share of the remediation costs. The Company estimates that at December 31, 1997 the remediation process will be completed at a cost ranging from approximately $2.1 million to $4.3 million. It is possible that the Company's recorded estimate of its obligation may change. At December 31, 1997 and 1996, the Company had accrued its best estimate of the liability of approximately $2.1 million (of which $1.5 million was included in long term liabilities) and $2.2 million (of which $1.8 million was included in long term liabilities), respectively, for anticipated future remediation costs associated with the Superfund site referred to above. During the years ended December 31, 1997, 1996 and 1995, the Company paid approximately $0.1 million, $0.5 million, and $0.2 million, respectively, for remediation of this site.

     In October 1997, the Company was served with a complaint that had been filed in the Superior Court of the State of California seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals. While the Company believes it has meritorious defenses to the claims asserted in this lawsuit and intends to vigorously defend itself in this case the amount of loss, if any, that may result upon resolution of this complaint is not currently estimable nor have any amounts been accrued in the financial statements. Accordingly, there can be no assurance that the complaint will be resolved without adverse impact to the Company's financial position or results of operations.

10. WORLDWIDE OPERATIONS

     The Company operates in one segment, the development, manufacturing and distribution of lasers and laser systems for the industrial, OEM and research and development markets.

     Included in the following tables in operating income (loss) for the North American and Export geographic region was $15.8 million, $6.9 million and $1.9 million in the years ended December 31, 1997, 1996 and 1995, respectively, related to the legal and compensation expenses discussed in Note 11.

                          SPECTRA-PHYSICS LASERS, INC.

     Information about the Company's geographic areas is as follows (in thousands):

                                                             NORTH
                                                            AMERICA
                                       EUROPE     JAPAN    AND EXPORT   ELIMINATIONS    TOTAL
                                       -------   -------   ----------   ------------   --------
Year ended December 31, 1997:
Net sales:
  External...........................  $31,535   $31,334    $ 96,305      $     --     $159,174
  Internal...........................       --        --      42,986       (42,986)          --
                                       -------   -------    --------      --------     --------
                                       $31,535   $31,334    $139,291      $(42,986)    $159,174
                                       =======   =======    ========      ========     ========
Operating income (loss)..............  $ 1,134   $ 2,393    $ (5,186)     $   (600)    $ (2,259)
                                       =======   =======    ========      ========     ========
Identifiable assets..................  $16,504   $15,284    $125,632      $(16,896)    $140,524
                                       =======   =======    ========      ========     ========
Year ended December 31, 1996:
Net sales:
  External...........................  $30,449   $30,517    $ 74,468      $     --     $135,434
  Internal...........................       --        --      37,825       (37,825)          --
                                       -------   -------    --------      --------     --------
                                       $30,449   $30,517    $112,293      $(37,825)    $135,434
                                       =======   =======    ========      ========     ========
Operating income (loss)..............  $ 1,251   $   937    $ (2,733)     $   (227)    $   (772)
                                       =======   =======    ========      ========     ========
Identifiable assets..................  $11,765   $12,183    $ 71,530      $ (8,630)    $ 86,848
                                       =======   =======    ========      ========     ========
Year ended December 31, 1995:
Net sales:
  External...........................  $28,223   $30,479    $ 53,825      $     --     $112,527
  Internal...........................       --        --      37,755       (37,755)          --
                                       -------   -------    --------      --------     --------
                                       $28,223   $30,479    $ 91,580      $(37,755)    $112,527
                                       =======   =======    ========      ========     ========
Operating income (loss)..............  $ 1,091   $   809    $   (211)     $    154     $  1,843
                                       =======   =======    ========      ========     ========

     External sales are based on the location of the Company's sales and service subsidiary. Transfers between geographic areas consist of products that are sold at amounts generally above cost and are consistent with governing tax regulations. Identifiable assets are those assets used in each geographic area. Export sales are United States foreign direct sales to unaffiliated customers primarily in Europe and Asia Pacific. Export sales totaled $9.2 million in 1997, $10.1 million in 1996, and $8.6 million in 1995.

     For 1997, 1996 and 1995, corporate headquarter costs of $4.4 million, $3.8 million, and $3.7 million, respectively, were included in the North American geographic area. Included in corporate headquarter costs were expense allocations from SPAB totalling $0.3 million in each of 1997, 1996, and 1995.

11. OTHER STATEMENT OF OPERATIONS ITEMS

     Included in other operating expenses in the years ended December 31, 1997, 1996 and 1995, was $1.7 million, $1.9 million, and $0.9 million, respectively, of legal expenses associated with a lawsuit which was settled in the second quarter of 1997. As a result of the settlement, the Company received $17.0 million of net proceeds which was included as other income in the year ended December 31, 1997.

     Also included in other operating expenses in the years ended December 31, 1997, 1996 and 1995, was $14.1 million, $5.0 million, $1.0 million, respectively, of compensation expense associated with certain stock options of two subsidiaries. The stock options for one subsidiary were modified so as to establish the measurement date and the amount of compensation expense the Company is required to record and, for the other subsidiary, were cancelled for a combination of cash and common stock of the Company. Accordingly, the Company does not expect to incur additional compensation expense relating to these stock options in the

                          SPECTRA-PHYSICS LASERS, INC.

future. In the fourth quarter of 1997, the Company paid approximately $14.9 million and issued 408,043 shares of common stock to cancelled the stock options of the second subsidiary. The cash payments were funded through an equity contribution by SPAB.

12. SUBSEQUENT EVENT

     In January 1998, the Company issued 360,000 shares of common stock in accordance with an overallotment option granted to the underwriters of the Company's initial public offering. Net proceeds were approximately $3.2 million.

13. UNAUDITED QUARTERLY FINANCIAL DATA

     The following is a summary of quarterly financial results:

                                                         QUARTER ENDED
                                        -----------------------------------------------
                                        MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                        --------   -------   ------------   -----------
1997
Net sales.............................  $35,080    $38,368     $39,613        $46,113
Gross margin..........................   12,545    14,618       14,720         18,519
Net income (loss).....................   (3,963)   13,470       20,725          3,629
Pro forma net income (loss) per share:
  Basic...............................    (0.30)     1.04         1.59           0.27
  Diluted.............................    (0.30)     1.04         1.59           0.26

1996
Net sales.............................  $27,283    $30,723     $32,409        $45,019
Gross margin..........................    9,336    10,803       10,692         16,283
Net income (loss).....................   (1,353)   (1,948)      (2,081)         1,134
Pro forma net income (loss) per share:
  Basic...............................    (0.10)    (0.15)       (0.16)          0.09
  Diluted.............................    (0.10)    (0.15)       (0.16)          0.09

                          SPECTRA-PHYSICS LASERS, INC.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Spectra-Physics Lasers, Inc.

     In connection with our audits of the consolidated financial statements of Spectra-Physics Lasers, Inc. as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14(a) herein.

     In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 16, 1998

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                  BALANCE AT                                BALANCE AT
                                                  BEGINNING                                   END OF
                                                   OF YEAR       ADDITIONS    DEDUCTIONS       YEAR
                                                 ------------    ---------    ----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  December 31, 1995............................     $  647        $   60       $  (379)       $  328
  December 31, 1996............................        328            33            --           361
  December 31, 1997............................        361           179            --           540
WARRANTY RESERVES:
  December 31, 1995............................     $2,080        $1,821       $(1,621)       $2,280
  December 31, 1996............................      2,280         2,429        (2,276)        2,433
  December 31, 1997............................      2,433         3,437        (3,068)        2,802