Form 10-Q
period 1998-03-31
SPECTRA PHYSICS LASERS INC
filed 1998-05-12
CIK 1047385

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock, par value $0.01 per share, at February 28, 1998 was 16,168,043 shares.

================================================================================

                          SPECTRA-PHYSICS LASERS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                     INDEX

                                                                           PAGE
                                                                           ----
Part I       Financial information ......................................     1

Item 1.      Financial statements and supplementary data
             (a) Consolidated Balance Sheet at March 31, 1998 and             1
                 December 31, 1997.......................................
             (b) Consolidated Statement of Operations for the three           2
             months ended March 31, 1998 and 1997........................
             (c) Consolidated Statement of Cash Flows for the three           3
             months ended March 31, 1998 and 1997........................
             (d) Notes to Consolidated Financial Statements..............     4

Item 2.      Management's discussion and analysis of financial condition      6
             and results of operations...................................

Part II      Other Information...........................................    12

             Signatures..................................................    15

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SPECTRA-PHYSICS LASERS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)     (SEE NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 30,957        $ 33,487
  Accounts receivable.......................................     37,137          39,511
  Inventories...............................................     26,590          25,857
  Deferred tax assets.......................................      8,200           8,200
  Prepaid expenses and other current assets.................      5,345           4,409
                                                               --------        --------
          Total current assets..............................    108,229         111,464
                                                               --------        --------
Property, plant and equipment, net..........................     26,849          25,480
Intangible assets, net......................................      1,825           1,637
Other assets................................................      1,840           1,943
                                                               --------        --------
          Total assets......................................   $138,743        $140,524
                                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  8,003        $ 10,453
  Borrowings under credit facilities........................      7,676           7,321
  Accrued and other current liabilities.....................     20,563          24,749
                                                               --------        --------
          Total current liabilities.........................     36,242          42,523
Long-term liabilities.......................................      1,259           1,677
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................        162             158
  Additional paid-in capital................................     97,236          93,991
  Retained earnings.........................................      5,745           3,629
  Cumulative translation adjustments........................     (1,901)         (1,454)
                                                               --------        --------
          Total stockholders' equity........................    101,242          96,324
                                                               --------        --------
          Total liabilities and stockholders' equity........   $138,743        $140,524
                                                               ========        ========

     Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                 (UNAUDITED)
Net sales...................................................  $43,606    $35,080
Cost of products sold.......................................   27,020     22,535
                                                              -------    -------
          Gross margin......................................   16,586     12,545
Operating expenses:
  Research and development..................................    4,748      3,318
  Selling, general and administrative.......................    8,802      7,274
  Other.....................................................       --      6,490
                                                              -------    -------
          Total operating expenses..........................   13,550     17,082
                                                              -------    -------
          Operating income (loss)...........................    3,036     (4,537)
Other income (expense):
  Interest income (expense).................................      377     (1,423)
  Foreign currency gain (loss)..............................       --      2,123
                                                              -------    -------
          Total other income (expense)......................      377        700
                                                              -------    -------
          Income (loss) before income taxes.................    3,413     (3,837)
Income tax expense..........................................    1,297        126
                                                              -------    -------
          Net income (loss).................................  $ 2,116    $(3,963)
                                                              =======    =======
Net income (loss) per share:
  Basic.....................................................  $  0.13    $ (0.30)
                                                              =======    =======
  Diluted...................................................  $  0.13    $ (0.30)
                                                              =======    =======
Shares used in computing net income (loss) per share:
  Basic.....................................................   16,168     13,000
  Diluted...................................................   16,897     13,000

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                 (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 2,116    $(3,963)
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities:
  Depreciation and amortization.............................    1,405      1,150
  Changes in operating assets and liabilities:
     Accounts receivable....................................    2,374      5,264
     Inventories............................................     (733)    (1,820)
     Prepaid expenses and other current assets..............     (936)      (813)
     Accounts payable.......................................   (2,450)      (808)
     Accrued and other current liabilities..................   (4,604)      (692)
                                                              -------    -------
          Total cash provided by (used in) operating
           activities.......................................   (2,828)    (1,682)
                                                              -------    -------
INVESTING ACTIVITIES
Purchases of property, plant and equipment..................   (2,712)    (1,157)
Other.......................................................     (594)      (330)
                                                              -------    -------
          Total cash provided by (used in) investing
           activities.......................................   (3,306)    (1,487)
                                                              -------    -------
FINANCING ACTIVITIES
Net transfers (to) from Spectra-Physics AB..................       --      1,542
Net borrowings under credit facilities......................      355         --
Changes in loans and advances from Spectra-Physics AB.......       --        300
Net proceeds from issuance of common stock..................    3,249         --
                                                              -------    -------
          Total cash provided by (used in) financing
           activities.......................................    3,604      1,842
                                                              -------    -------
          Increase (decrease) in cash and cash
           equivalents......................................   (2,530)    (1,327)
Cash and cash equivalents at beginning of year..............   33,487      2,531
                                                              -------    -------
Cash and cash equivalents at end of period..................  $30,957    $ 1,204
                                                              =======    =======

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Spectra-Physics Lasers, Inc. (the "Company") designs, develops, manufactures and distributes lasers and laser systems for the industrial, original equipment manufacturer ("OEM"), and research and development markets.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Friday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date.

2. INVENTORIES

     Inventories consisted of the following (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                       ---------    ------------
Raw material.........................................   $ 9,349       $10,250
Work in process......................................     8,686         8,077
Finished goods.......................................     8,555         7,530
                                                        -------       -------
                                                        $26,590       $25,857
                                                        =======       =======

3. STOCKHOLDERS' EQUITY

     In January 1998, the Company issued 360,000 shares of common stock at a price of $10.00 per share in accordance with an overallotment option granted to the underwriters of the Company's initial public offering. Net proceeds were $3.2 million.

4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", and in March 1997, issued SFAS No. 129 "Disclosures of Information About Capital Structure." These statements specify the computation, presentation and disclosure requirements for earnings per share and the capital structure of a company. SFAS No. 128 was adopted by the Company in 1997 and had no impact on the Company's financial statements. The Company will adopt SFAS No. 129 in the fourth quarter of 1998.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 and SFAS No. 131 are effective for the Company in the first quarter and fourth quarter of 1998, respectively. SFAS No. 130 establishes the requirements for disclosure of comprehensive income. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions from stockholders. SFAS No. 131 requires publicly held companies to report financial and other information about

                          SPECTRA-PHYSICS LASERS, INC.

                                  (UNAUDITED)

key sales-producing segments of the entity for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit and loss, certain sales and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided.

     The Company has adopted SFAS No. 130 in the three months ended March 31, 1998. Comprehensive net income (loss) for the three months ended March 31, 1998 and 1997 were $1,839,000 and $(3,963,000), respectively. The principal difference between comprehensive net income (loss) and net income (loss) is the treatment of cumulative translation adjustments.

     The Company has determined that the impact of adopting SFAS No. 129 and SFAS No. 131 will not be material to its financial position or results of operations.

5. EARNINGS PER SHARE

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

     The following table presents the calculation of basic and diluted net income (loss) per share as required under SFAS No. 128:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                           1998        1997
                                                          -------    --------
Numerator:
  Net income (loss).....................................  $ 2,116    $ (3,963)
                                                          =======    ========
Denominator:
  Denominator for basic net income (loss) per share:
     Weighted average shares............................   16,168      13,000
  Effect of dilutive securities:
     Employee stock options.............................      729
                                                          -------    --------
  Denominator for diluted net income (loss) per share...   16,897      13,000
                                                          =======    ========
Net income (loss) per share -- Basic....................  $  0.13    $  (0.30)
Net income (loss) per share -- Diluted..................  $  0.13    $  (0.30)

     Pro forma net loss per share for 1997 gives effect to the Reorganization as described in the Company's Annual Report on Form 10-K.

6. ENVIRONMENTAL MATTERS

     See Part II., Item 1. Legal Proceedings

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Certain information in this quarterly report on Form 10-Q, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section of Item 1 of the Company's Annual Report on Form 10-K, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

OVERVIEW

     The Company is a leader in the design, development, manufacture and distribution of lasers and laser systems for a broad range of markets. Spectra-Physics AB, a multinational corporation based in Sweden which is listed for trading on the Stockholm Stock Exchange, indirectly owns 80.4% of the Company's outstanding Common Stock. Prior to the Reorganization described below, the Company, Opto Power Corporation and Spectra-Physics Laser Data Systems, Inc., together with various foreign subsidiaries of Spectra-Physics AB that conducted sales and technical support operations on their behalf, were operated as a functional group called the Lasers and Optics Group. In preparation for the Company's initial public offering, the Lasers and Optics Group was reorganized (the "Reorganization") in October 1997 so that the assets and liabilities (including contractual rights and obligations) of the Lasers and Optics Group are now held directly or indirectly by the Company.

     In December 1997, the Company completed an initial public offering of 2,400,000 shares of Common Stock, at an offering price of $10.00 per share. An additional 360,000 shares of common stock were sold in January 1998 in accordance with an overallotment option granted to the underwriters. The net proceeds from the sale of these shares was approximately $23.9 million.

     The consolidated financial statements as of and for the period ended March 31, 1997 reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity. The Company's historical results have varied significantly from period to period due to the inclusion of charges related to legal expenses associated with a lawsuit and compensation expenses associated with certain stock options. The Company also incurred interest expense on loans and advances from Spectra-Physics AB and foreign currency gains and losses resulting from the Company's participation in Spectra-Physics AB's foreign currency hedging program. These charges and credits are not expected to be incurred in the future. However, there can be no assurance that similar items might not occur.

     Net sales for products are recognized upon shipment. The Company derives its revenue primarily from the sale of semiconductor-based and conventional lasers and laser systems. Conventional lasers are primarily sold into the research and development market. This market is typically characterized by the sale of single units and systems with prices that range from approximately $3,000 to $500,000. Sales in this market have historically varied from quarter to quarter due to seasonal fluctuations and governmental spending patterns. Semiconductor-based lasers and laser systems are sold into the research and development market and the OEM/industrial market. The OEM/industrial market is characterized by unit sales, with varying prices, in volumes of as much as several thousand units. Over the last three years, a growing proportion of the Company's total net sales and most of its sales growth have been from semiconductor-based lasers.

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

     The recent sharp devaluation of East Asian currencies against the U.S. dollar has not had a material adverse affect on the Company's results of operations. Excluding Japan, less than 3% of the Company's sales are to East Asian countries, and the majority of these sales are denominated in U.S. dollars. While sales to East Asian countries (excluding Japan) during the three months ended March 31, 1998 are down as compared to the three months ended March 31, 1997, the Company does not expect this trend to have a material adverse affect on the results of its operations.

     The majority of the Company's sales in Japan are denominated in Japanese Yen. The Company has responded to the devaluation of the Yen against the U.S. dollar by raising the Yen denominated prices of its products in Japan. Further, the Company is hopeful that the recently passed supplemental government budget in Japan will result in increased unit sales there. However, there can be no assurance that the continued devaluation of the Yen will not have a material adverse affect on the Company's results of operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's results of operations in dollar terms and as a percentage of net sales and the percent change from 1997 to 1998:

                                                                       PERCENT OF NET
                                                                           SALES
                                                     THREE MONTHS       THREE MONTHS
                                                         ENDED             ENDED        PERCENT
                                                       MARCH 31,         MARCH 31,      CHANGE
                                                   -----------------   --------------   1997 TO
                                                    1998      1997     1998     1997     1998
                                                   -------   -------   -----   ------   -------
Net sales........................................  $43,606   $35,080   100.0%   100.0%     24.3%
Cost of products sold............................   27,020    22,535    62.0     64.2      19.9%
                                                   -------   -------   -----   ------
  Gross margin...................................   16,586    12,545    38.0     35.8      32.2%
Operating expenses:
  Research and development.......................    4,748     3,318    10.9      9.5      43.1%
  Selling, general and administrative............    8,802     7,274    20.2     20.7      21.0%
  Other..........................................       --     6,490     0.0     18.5    -100.0%
                                                   -------   -------   -----   ------
     Total operating expenses....................   13,550    17,082    31.1     48.7     -20.7%
                                                   -------   -------   -----   ------
     Operating income (loss).....................    3,036    (4,537)    7.0    -12.9        NM
Other income (expense):
  Interest income (expense)......................      377    (1,423)    0.9     -4.1        NM
  Foreign currency gain (loss)...................       --     2,123     0.0      6.1    -100.0%
                                                   -------   -------   -----   ------
     Total other income (expense)................      377       700     0.9      2.0     -46.1%
                                                   -------   -------   -----   ------
     Income (loss) before income taxes...........    3,413    (3,837)    7.8    -10.9        NM
Income tax expense...............................    1,297       126     3.0      0.4     929.4%
                                                   -------   -------   -----   ------
  Net income (loss)..............................  $ 2,116   $(3,963)    4.9%   -11.3%       NM
                                                   =======   =======   =====   ======
Operating income before infrequent or unusual
  items(a).......................................  $ 3,036   $ 1,953     7.0%     5.6%       55%

---------------
(a) Operating income before infrequent or unusual items is presented as supplemental information and should not be construed as a substitute, or better, indicator of, results of operations than operating income (loss) or net income (loss) determined in accordance with generally accepted accounting principles. This information represents actual 1997 operating income (loss) adjusted for legal expenses associated with a lawsuit of $1.7 million and compensation expense associated with stock options of $4.8 million. No such amounts were incurred in 1998. While such items are not expected to be incurred in the future, there can be no assurances that similar items might not occur.

NM -- not meaningful

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

  Net sales

     Net sales were $43.6 million in 1998 and $35.1 million in 1997, representing an increase of 24.3%. Net sales for 1998, calculated using foreign currency exchange rates for 1997, increased 28.4%. The growth in sales was principally due to increased volumes of high-power semiconductor-based lasers and laser systems as the market for these products expanded due to customers' acceptance of these products.

     Net sales were in the following geographic markets (based on the location of the Company's sales subsidiary):

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Europe...................................................  $ 7,365    $ 6,100
Japan....................................................    9,116      9,366
United States and export.................................   27,125     19,614
                                                           -------    -------
                                                           $43,606    $35,080
                                                           =======    =======

     Net sales at actual currency exchange rates increased 20.7% for Europe and 38.3% for the U.S. Net sales at actual currency exchange rates decreased 2.7% for Japan. Net sales for 1998, calculated using foreign currency exchange rates for 1997, increased: 30.4% for Europe; 4.9% for Japan; and 38.3% for the U.S.

  Cost of products sold and gross margin

     Cost of products sold includes all manufacturing materials and labor and a proportionate share of overhead costs, as well as costs of shipping, tooling, royalties, third party products incorporated in the Company's products and provisions for excess and obsolete inventories and warranty. Cost of products sold varies by product mix, product pricing, cost of components, the proportion of third party products incorporated in systems manufactured by the Company, and manufacturing costs.

     Gross margin was $16.6 million in 1998 and $12.5 million in 1997, representing an increase of 32.2%. As a percentage of net sales, gross margin was 38.0% and 35.8% in the three months ended March 31, 1998 and 1997, respectively. The principal reasons for the improvement in gross margin as a percentage of net sales were the higher proportion of high powered semi-conductor lasers and laser systems which generally have higher gross margins than conventional products and the increase in sales that allowed the absorption of fixed manufacturing overhead expenses over a larger unit base.

  Operating expenses

     Operating expenses totaled $13.6 million in 1998 and $17.1 million in 1997, representing a decrease of 20.7%. As a percentage of net sales, operating expenses were 31.1% and 48.7% in the three months ended March 31, 1998 and 1997, respectively. Included in other operating expenses in 1997 were legal expenses of $1.7 million associated with a lawsuit which was settled in the second quarter of 1997 and compensation expense associated with certain stock options of a subsidiary of $4.8 million. The stock options were cancelled in the fourth quarter of 1997 for a combination of cash and common stock of the Company. Accordingly, the Company does not expect to incur additional compensation expense relating to these stock options in the future. Excluding such legal and compensation expenses, operating expenses increased 27.9% from 1997 to 1998 and were 30.2% of net sales in 1997.

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

     Research and development expenses totaled $4.7 million in 1998 and $3.3 million in 1997, representing an increase of 43.1%. As a percentage of net sales, research and development expenses were 10.9% and 9.5% in the three months ended March 31, 1998 and 1997, respectively. The increase in research and development expenses was principally focused on semiconductor-based lasers and laser systems.

     Selling, general and administrative expenses include the expenses of the Company's sales and support subsidiaries in the United Kingdom, France, Germany, the Netherlands and Japan as well as the Company's

North American sales and support organization, and other administrative expenses such as legal and accounting.

     Selling, general and administrative expenses totaled $8.8 million in 1998 and $7.3 million in 1997, representing an increase of 21.0%. As a percentage of net sales, selling, general and administrative expenses were 20.2% and 20.7% in the three months ended March 31, 1998 and 1997, respectively. The principal reason for the increase in selling, general and administrative expenses in dollar terms were increased expenses associated with penetrating the industrial/OEM markets and costs of being a public company.

  Interest income (expense)

     Interest income totaled $0.4 million in the three months ended March 31, 1998 compared to interest expense of $1.4 million in the three months ended March 31,1997. Interest income for 1998 was earned on the Company's invested cash and cash equivalents. Interest expense for 1997 was incurred on loans and advances from Spectra-Physics AB and affiliates. Interest expense was also imputed on the certain non-interest bearing advances from Spectra-Physics AB and affiliates. In connection with the Reorganization, Spectra-Physics AB and affiliates converted all loans and advances to the Company to equity.

  Foreign currency gain (loss)

     All of the Company's manufacturing is performed in the United States. However, the Company has significant sales outside the United States denominated in currencies other than the U.S. dollar. Also, the Company's sales and support subsidiaries pay local operating expenses in local currencies. As a result, the Company's operations are exposed to fluctuations in foreign currency exchange rates and these fluctuations have been, and may continue to be, material.

     From late 1995 to September 1997, the Company had a hedging program whereby it hedged a portion of its anticipated non-U.S. dollar denominated cash flows on a twelve-month rolling basis. Accordingly, at the end of each period, there was approximately twelve months of foreign exchange contracts open to deliver a specified amount of foreign currency at a specified rate. As allowed under generally accepted accounting principles ("GAAP") in Sweden, the Company had deferred the unrealized gain or loss resulting from the impact of currency exchange rate movements on open contracts until the underlying transaction was completed. However, since these contracts were not, as required under U.S. GAAP, designated as hedges of firm, identifiable foreign currency commitments, the proper U.S. accounting treatment for these contracts was to recognize unrealized gain or loss resulting from the impact of currency exchange rate movements on open contracts in each period reported. Accordingly in the accompanying financial statements such gains and losses were recorded as other income or expense. Also included in other income and expense were realized gains and losses on the settlement of foreign exchange contracts and realized and unrealized gains and losses on transactions denominated in currencies other than the U.S. dollar for U.S. based operations.

     In October 1997, the Company changed the way it hedges its foreign currency exposures by entering into transactions with independent financial institutions. The Company's policy is to not hold or issue financial instruments for trading purposes nor will it hold or issue leveraged derivative financial instruments. The objective of the Company's foreign exchange risk management policy is to preserve the U.S. dollar value of its non-U.S. dollar cash flows. These cash flows arise primarily from the sale of the Company's products in currencies other than U.S. dollar, most of which are made through the Company's subsidiaries in Japan and Europe. The Company will use forward exchange contracts and simple purchased foreign currency option contracts to hedge, respectively, firm commitments and probable anticipated transactions that expose the Company to enterprise risk. Gains and losses on forward exchange contracts that are designated as hedges of a firm order from a customer outside the United States will be deferred and included in the measurement of the underlying transaction. Gains on purchased foreign currency options with little or no intrinsic value designated as hedges of probable anticipated foreign sales transactions expected to occur within the next three to six months whose significant characteristics and terms are known will also be deferred and recognized at the time of the closing of the anticipated transactions.

     There were no foreign currency gains or losses in the three months ended March 31, 1998. Foreign currency gains of $2.1 million were recognized in the three months ended March 31, 1997.

  Income tax expense

     Income taxes have been provided in the financial statements as if the Company were a separate taxable entity. For periods prior to the three months ended September 30, 1997, income tax expense reflected foreign taxes only due to the expectation by the Company at that time of continuing losses in the U.S. Deferred tax assets were established relating for differences between the financial statements and tax basis of assets and liabilities based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. These deferred tax assets were offset in total by a valuation allowance due to the expectation of continued losses in the U.S. During the three months ended September 30, 1997, the Company decreased the tax valuation allowance based on management's expectations regarding future taxable income for the Company. Management's expectations included the consideration of the conversion of loans and advances from Spectra-Physics AB and affiliates to equity in October 1997 which eliminated related interest charges in the future.

     For income tax return purposes, the Company and affiliates of Spectra-Physics AB have entered into a tax sharing arrangement that generally requires the Company to determine its U.S. tax liability as a separate consolidated group.

     Income tax expense was $1.3 million and $0.1 million in the three months ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Through the third quarter of 1997, the Company had satisfied its liquidity requirements through cash provided by Spectra-Physics AB and affiliates in the form of loans and advances. As of October 1, 1997, all outstanding loans and advances from Spectra-Physics AB and affiliates were converted to equity. At March 31, 1998, the Company had working capital of $72.0 million, including cash and cash equivalents of $31.0 million, compared to working capital at December 31, 1997 of $68.9 million, including cash and cash equivalents of $33.5 million.

     Cash used in operating activities was $2.8 million and $1.7 million in the three months ended March 31, 1998 and 1997, respectively. Cash used in investing activities, mostly purchases of property, plant and equipment, was $3.3 million and $1.5 million in the three months ended March 31, 1998 and 1997, respectively. Cash provided by financing activities was $3.6 million and $1.8 million in the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998, net proceeds from the sale of 360,000 shares of common stock in accordance with an overallotment option granted to the underwriters of the Company's initial public offering were $3.2 million and increases in net borrowings under the Company's credit facilities in Japan were $0.4 million. All of the cash provided by financing activities in the three months ended March 31, 1997 represented loans and advances or transfers from Spectra-Physics AB and affiliates.

     The above activities resulted in a decrease in cash and cash equivalents of $2.5 million and $1.3 million in the three months ended March 31, 1998 and 1997, respectively.

     As part of the Reorganization, the Company assumed two short-term credit facilities in Japan. The credit facilities are with two different banks, are unsecured, but borrowings from one bank are guaranteed by Spectra-Physics AB through November 1998. The two facilities allow aggregate borrowings of 1.2 billion Yen ($9.2 million) and bear interest at 1.625% per annum. At March 31, 1998 and December 31, 1997 there were $7.7 million and $7.3 million, respectively, of borrowings outstanding under these facilities. In October 1997, the Company obtained a $20.0 million uncommitted, unsecured credit facility with a bank. At March 31, 1998 and December 31, 1997, there were no borrowings under this facility.

     The Company has reviewed its short- and long-term liquidity needs. The Company has determined that funding from Spectra-Physics AB will not be necessary in the future. The Company's liquidity needs for at least the next eighteen months will be met by cash flows from operations, existing cash balances and borrowings available under its credit facilities.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.1       Plan of Reorganization of the Company (Incorporated by
               reference to exhibit 2.1 of the Company's Registration
               Statement on Form S-1 (No. 333-38329))
     3.1       Certificate of Incorporation of the Company, as amended
               (Incorporated by reference to exhibit 3.1 of the Company's
               Registration Statement on Form S-1 (No. 333-38329))
     3.2       Bylaws of the Company (Incorporated by reference to exhibit
               3.2 of the Company's Registration Statement on Form S-1 (No.
               333-38329))
     4.1       Specimen of Common Stock Certificate (Incorporated by
               reference to exhibit 4.1 of Amendment No. 1 of the Company's
               Registration Statement on Form S-1 (No. 333-38329))
    10.1       Agreement by and between Spectra-Physics USA and the
               Company, dated as of August 29, 1997 (Incorporated by
               reference to exhibit 10.1 of the Company's Registration
               Statement on Form S-1 (No. 333-38329))
    10.2       Registration Rights Agreement between Spectra-Physics USA
               and the Company (Incorporated by reference to exhibit 10.2 of Amendment No. 2 of the Company's Registration Statement
               on Form S-1 (No. 333-38329))
    10.3       Form of Executive Employment Agreement with certain officers of the Company (Incorporated by reference to exhibit 10.3 of
               Amendment No. 2 of the Company's Registration Statement on
               Form S-1 (No. 333-38329))
    10.4       Employment Agreement dated May 19, 1995 between the Company and Mark S. Sobey (Incorporated by reference to exhibit 10.4 of Amendment No. 1 of the Company's Registration Statement
               on Form S-1 (No. 333-38329))
    10.5       Form of Executive Incentive Plan (Incorporated by reference to exhibit 10.5 of Amendment No. 1 of the Company's
               Registration Statement on Form S-1 (No. 333-38329))
    10.6       1997 Spectra-Physics Lasers, Inc. Stock Option Plan
               (Incorporated by reference to exhibit 10.6 of Amendment No.
               1 of the Company's Registration Statement on Form S-1 (No.
               333-38329))
    10.7       Patent License Agreement dated as of October 4, 1997 by and between the Company, as licensor, and Spectra Precision,
               Inc., as licensee (Incorporated by reference to exhibit 10.7 of Amendment No. 1 of the Company's Registration Statement
               on Form S-1 (No. 333-38329))

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.8       Patent License Agreement dated as of October 4, 1997 by and between Spectra Precision, Inc., as licensor, and the
               Company, as licensee (Incorporated by reference to exhibit
               10.8 of Amendment No. 1 of the Company's Registration
               Statement on Form S-1 (No. 333-38329))
    10.9       Tradename and Trademark License Agreement dated as of August
               29, 1997 by and between the Company, Spectra-Physics AB and certain Spectra-Physics AB subsidiaries (Incorporated by
               reference to exhibit 10.9 of Amendment No. 1 of the
               Company's Registration Statement on Form S-1 (No.
               333-38329))
    10.10      Form of Restricted Stock Plan Agreement among the Company,
               Opto Power and certain Opto Power employees (Incorporated by reference to exhibit 10.10 of Amendment No. 1 of the
               Company's Registration Statement on Form S-1 (No.
               333-38329))
    21.1       List of Subsidiaries (Incorporated by reference to exhibit
               21.1 of the Company's Registration Statement on Form S-1
               (No. 333-38329))
    27         Financial Data Schedule

     (b) REPORTS ON FORM 8-K:

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Spectra-Physics Lasers, Inc.

Date: May 11, 1998                               /s/ PATRICK L. EDSELL

                                          --------------------------------------
                                                    Patrick L. Edsell
                                              Chairman, President and Chief
                                                    Executive Officer

Date: May 11, 1998                              /s/ THOMAS J. SCANNELL

                                          --------------------------------------
                                                    Thomas J. Scannell
                                                 Vice President, Finance
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.1       Plan of Reorganization of the Company (Incorporated by
               reference to exhibit 2.1 of the Company's Registration
               Statement on Form S-1 (No. 333-38329))
     3.1       Certificate of Incorporation of the Company, as amended
               (Incorporated by reference to exhibit 3.1 of the Company's
               Registration Statement on Form S-1 (No. 333-38329))
     3.2       Bylaws of the Company (Incorporated by reference to exhibit
               3.2 of the Company's Registration Statement on Form S-1 (No.
               333-38329))
     4.1       Specimen of Common Stock Certificate (Incorporated by
               reference to exhibit 4.1 of Amendment No. 1 of the Company's
               Registration Statement on Form S-1 (No. 333-38329))
    10.1       Agreement by and between Spectra-Physics USA and the
               Company, dated as of August 29, 1997 (Incorporated by
               reference to exhibit 10.1 of the Company's Registration
               Statement on Form S-1 (No. 333-38329))
    10.2       Registration Rights Agreement between Spectra-Physics USA
               and the Company (Incorporated by reference to exhibit 10.2 of Amendment No. 2 of the Company's Registration Statement
               on Form S-1 (No. 333-38329))
    10.3       Form of Executive Employment Agreement with certain officers of the Company (Incorporated by reference to exhibit 10.3 of
               Amendment No. 2 of the Company's Registration Statement on
               Form S-1 (No. 333-38329))
    10.4       Employment Agreement dated May 19, 1995 between the Company and Mark S. Sobey (Incorporated by reference to exhibit 10.4 of Amendment No. 1 of the Company's Registration Statement
               on Form S-1 (No. 333-38329))
    10.5       Form of Executive Incentive Plan (Incorporated by reference to exhibit 10.5 of Amendment No. 1 of the Company's
               Registration Statement on Form S-1 (No. 333-38329))
    10.6       1997 Spectra-Physics Lasers, Inc. Stock Option Plan
               (Incorporated by reference to exhibit 10.6 of Amendment No.
               1 of the Company's Registration Statement on Form S-1 (No.
               333-38329))
    10.7       Patent License Agreement dated as of October 4, 1997 by and between the Company, as licensor, and Spectra Precision,
               Inc., as licensee (Incorporated by reference to exhibit 10.7 of Amendment No. 1 of the Company's Registration Statement
               on Form S-1 (No. 333-38329))
    10.8       Patent License Agreement dated as of October 4, 1997 by and between Spectra Precision, Inc., as licensor, and the
               Company, as licensee (Incorporated by reference to exhibit
               10.8 of Amendment No. 1 of the Company's Registration
               Statement on Form S-1 (No. 333-38329))
    10.9       Tradename and Trademark License Agreement dated as of August
               29, 1997 by and between the Company, Spectra-Physics AB and certain Spectra-Physics AB subsidiaries (Incorporated by
               reference to exhibit 10.9 of Amendment No. 1 of the
               Company's Registration Statement on Form S-1 (No.
               333-38329))
    10.10      Form of Restricted Stock Plan Agreement among the Company,
               Opto Power and certain Opto Power employees (Incorporated by reference to exhibit 10.10 of Amendment No. 1 of the
               Company's Registration Statement on Form S-1 (No.
               333-38329))
    21.1       List of Subsidiaries (Incorporated by reference to exhibit
               21.1 of the Company's Registration Statement on Form S-1
               (No. 333-38329))
    27         Financial Data Schedule