Form 10-Q
period 1998-06-30
SPECTRA PHYSICS LASERS INC
filed 1998-08-14
CIK 1047385

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER:
                                    000-23461
                                ----------------

                          SPECTRA-PHYSICS LASERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ----------------

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock, par value $0.01 per share, at July 31, 1998 was 16,168,043 shares.



================================================================================

                          SPECTRA-PHYSICS LASERS, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                                                                         PAGE
                                                                                                                         ----
Part I   Financial information......................................................................................       3

Item 1. Financial statements and supplementary data:
            (a) Consolidated Balance Sheet at June 30, 1998 and December 31, 1997...................................       3
            (b) Consolidated Statement of Operations for the three and six months ended  June 30, 1998 and 1997  ...       4
            (c) Consolidated Statement of Cash Flows for the six months ended June 30, 1998 and 1997................       5
            (d) Notes to Consolidated Financial Statements..........................................................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......................       8

Part II  Other Information..........................................................................................      16

            Signatures..............................................................................................      19

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SPECTRA-PHYSICS LASERS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                             JUNE 30,        DECEMBER 31,
                                                              1998              1997
                                                            ---------         ---------
                                                           (UNAUDITED)        (SEE NOTE)
ASSETS
Current assets:
  Cash and cash equivalents ........................        $  29,910         $  33,487
  Accounts receivable ..............................           34,529            39,511
  Inventories ......................................           28,471            25,857
  Deferred tax assets ..............................            8,200             8,200
  Prepaid expenses and other current assets ........            6,837             4,409
                                                            ---------         ---------
          Total current assets .....................          107,947           111,464
                                                            ---------         ---------

Property, plant and equipment, net .................           28,980            25,480
Intangible assets, net .............................            1,881             1,637
Other assets .......................................            1,797             1,943
                                                            ---------         ---------
          Total assets .............................        $ 140,605         $ 140,524
                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................        $   6,185         $  10,453
  Borrowings under credit facilities ...............            7,530             7,321
  Accrued and other current liabilities ............           21,945            24,749
                                                            ---------         ---------
          Total current liabilities ................           35,660            42,523

Long-term liabilities ..............................            1,641             1,677
Commitments and contingencies
Stockholders' equity:
  Common stock .....................................              162               158
  Additional paid-in capital .......................           97,236            93,991
  Retained earnings ................................            7,682             3,629
  Cumulative translation adjustments ...............           (1,776)           (1,454)
                                                            ---------         ---------
          Total stockholders' equity ...............          103,304            96,324
                                                            ---------         ---------
          Total liabilities and stockholders' equity        $ 140,605         $ 140,524
                                                            =========         =========


    Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                      ------------------------         ------------------------
                                                        1998            1997             1998            1997
                                                      --------        --------         --------        --------
                                                             (UNAUDITED)                      (UNAUDITED)
Net sales ....................................        $ 40,227        $ 38,368         $ 83,833        $ 73,448
Cost of products sold ........................          24,488          23,750           51,508          46,285
                                                      --------        --------         --------        --------
          Gross margin .......................          15,739          14,618           32,325          27,163
Operating expenses:
  Research and development ...................           3,997           3,524            8,745           6,842
  Selling, general and administrative ........           8,913           7,514           17,715          14,788
  Other ......................................              --           4,833               --          11,323
                                                      --------        --------         --------        --------
          Total operating expenses ...........          12,910          15,871           26,460          32,953
                                                      --------        --------         --------        --------
          Operating income (loss) ............           2,829          (1,253)           5,865          (5,790)
Other income (expense):
  Interest income (expense) ..................             295          (1,343)             672          (2,766)
  Foreign currency gain (loss) ...............              --            (868)              --           1,255
  Legal settlement ...........................              --          17,010               --          17,010
                                                      --------        --------         --------        --------
          Total other income .................             295          14,799              672          15,499
                                                      --------        --------         --------        --------
          Income before income taxes .........           3,124          13,546            6,537           9,709
Income tax expense ...........................           1,187              76            2,484             202
                                                      --------        --------         --------        --------
          Net income .........................        $  1,937        $ 13,470         $  4,053        $  9,507
                                                      ========        ========         ========        ========

Net income per share:
  Basic ......................................        $   0.12        $   1.04         $   0.25        $   0.73
                                                      ========        ========         ========        ========
  Diluted ....................................        $   0.12        $   1.04         $   0.24            0.73
                                                      ========        ========         ========        ========
Shares used in computing net income per share:
  Basic ......................................          16,168          13,000           16,168          13,000
  Diluted ....................................          16,660          13,000           16,779          13,000



                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         -------------------------
                                                                           1998             1997
                                                                         --------         --------
                                                                                (UNAUDITED)
OPERATING ACTIVITIES
Net income ......................................................        $  4,053         $  9,507
Adjustments to reconcile net income to cash provided by (used in)
  operating activities:
  Depreciation and amortization .................................           2,744            2,321
  Changes in operating assets and liabilities:
     Accounts receivable ........................................           4,982            7,031
     Inventories ................................................          (2,614)          (2,964)
     Prepaid expenses and other current assets ..................          (2,428)             (11)
     Accounts payable ...........................................          (4,268)            (586)
     Accrued and other current liabilities ......................          (2,804)           5,786
                                                                         --------         --------
          Total cash provided by (used in) operating activities .            (335)          21,084
                                                                         --------         --------

INVESTING ACTIVITIES
Purchases of property, plant and equipment ......................          (6,244)          (4,242)
Other ...........................................................            (452)            (348)
                                                                         --------         --------
          Total cash provided by (used in) investing activities .          (6,696)          (4,590)
                                                                         --------         --------

FINANCING ACTIVITIES
Net transfers (to) from Spectra-Physics AB ......................              --          (15,442)
Net borrowings under credit facilities ..........................             209               --
Changes in loans and advances from Spectra-Physics AB ...........              --           (2,559)
Net proceeds from issuance of common stock ......................           3,245               --
                                                                         --------         --------
          Total cash provided by (used in) financing activities .           3,454          (18,001)
                                                                         --------         --------
          Increase (decrease) in cash and cash equivalents ......          (3,577)          (1,507)
Cash and cash equivalents at beginning of year ..................          33,487            2,531
                                                                         --------         --------
Cash and cash equivalents at end of period ......................        $ 29,910         $  1,024
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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

    The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Friday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date.

2. INVENTORIES

    Inventories consisted of the following (in thousands):

                                               JUNE 30,            DECEMBER 31,
                                                1998                  1997
                                               -------               -------
Raw material .......................           $14,419               $10,250
Work in process ....................             5,933                 8,077
Finished goods .....................             8,119                 7,530
                                               -------               -------
                                               $28,471               $25,857
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

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 and SFAS No. 131 are effective for the Company in the first quarter and fourth quarter of 1998, respectively. SFAS No. 130 establishes the requirements for disclosure of comprehensive income. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions from stockholders. SFAS No. 131 requires publicly held companies to report financial and other information about key sales-producing segments of the entity for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit and loss, certain sales and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided.

    The Company has adopted SFAS No. 130 in the first quarters of 1998. Comprehensive net income (loss) for the six months ended June 30, 1998 and 1997 were $3,854,000 and $9,507,000, respectively. The principal difference between comprehensive net income (loss) and net income (loss) is the treatment of cumulative translation adjustments.

    The Company has determined that the impact of adopting SFAS No. 129 and SFAS No. 131 will not be material to its financial position or results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. All three types of hedges result in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income.

    SFAS No. 133 is effective for years beginning after June 15, 1999, but earlier adoption is allowed. The Company has not determined the impact of adopting SFAS No. 133 on its financial position or results of operations.

5. EARNINGS PER SHARE

    SFAS No. 128 requires the presentation of basic and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. Stock options granted by subsidiaries of the Company were not included in the calculation of net income per share as they were anti-dilutive.

    The following table presents the calculation of basic and diluted net income per share as required under SFAS No. 128:

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                      ----------------------        ----------------------
                                                       1998           1997           1998           1997
                                                      -------        -------        -------        -------
Numerator:
  Net income .................................        $ 1,937        $13,470        $ 4,053        $ 9,507
                                                      =======        =======        =======        =======
Denominator:
  Denominator for basic net income per share:
     Weighted average shares .................         16,168         13,000         16,168         13,000
  Effect of dilutive securities:
     Employee stock options ..................            492             --            611             --
                                                      -------        -------        -------        -------
  Denominator for diluted net income per share         16,660         13,000         16,779         13,000
                                                      =======        =======        =======        =======
Net income per share-- Basic .................        $  0.12        $  1.04        $  0.25        $  0.73
Net income per share-- Diluted ...............        $  0.12        $  1.04        $  0.24        $  0.73

    Pro forma net income per share for 1997 gives effect to the Reorganization as described in the Company's Annual Report on Form 10-K.

6. ENVIRONMENTAL MATTERS

    See Part II., Item 1. Legal Proceedings

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

    Certain information in this quarterly report on Form 10-Q, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section of Item 1 of Spectra-Physics Lasers, Inc's (the "Company's") Annual Report on Form 10-K, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

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

    The consolidated financial statements as of and for the three and six month periods ended June 30, 1997 reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity. The Company's historical results have varied significantly from period to period due to the inclusion of charges related to legal expenses associated with a lawsuit and compensation expenses associated with certain stock options. The Company also incurred interest expense on loans and advances from Spectra-Physics AB and foreign currency gains and losses resulting from the Company's participation in Spectra-Physics AB's foreign currency hedging program. These charges and credits are not expected to be incurred in the future. However, there can be no assurance that similar items might not occur.

     Net sales for products are recognized upon shipment. The Company derives its revenue primarily from the sale of high power semiconductor-based and conventional lasers and laser systems. High power semiconductor-based lasers and laser systems are sold into the OEM/industrial market and research and development market. The OEM/industrial market is characterized by unit sales, with varying prices, in volumes of as much as several thousand units. Conventional lasers are primarily sold into the research and development market. This market is typically characterized by the sale of single units and systems with prices that range from approximately $3,000 to $500,000. Sales in this market have historically varied from quarter to quarter due to seasonal fluctuations and governmental spending patterns. Over the last three years, a growing proportion of the Company's total net sales and most of its sales growth have been from high power semiconductor-based lasers.


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

    The Company's gross margin is affected by a number of factors, including product mix, product pricing, cost of components, the proportion of third party products incorporated into the Company's systems, foreign currency exchange rates and manufacturing costs. For example, since high power semiconductor-based lasers and laser systems generally have higher gross margins than conventional lasers, absent other factors, a shift in sales toward high power semiconductor-based lasers and laser systems would lead to a gross margin improvement for the Company. On the other hand, if market conditions in the highly competitive conventional laser market forced the Company to lower unit prices, the Company would suffer a decline in gross margin unless the Company were able to timely offset the price reduction by a reduction in production costs or by sales of other products with higher gross margins. Either of these events could have a material effect on the Company's business, operating results and financial condition.

    The Company spends a significant amount of resources on research and development. In recent years, the Company has focused much of these resources on high power semiconductor-based lasers and laser systems. The Company expects to continue to spend substantial resources in developing high power semiconductor-based lasers and laser systems while making focused research and development expenditures to maintain its leadership position in conventional lasers.

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

    The majority of the Company's sales in Japan are denominated in Japanese Yen. The Company has responded to the recent devaluation of the Yen against the U.S. dollar by raising the Yen denominated prices of its products in Japan. Additionally, the Company is hopeful that the recently passed supplemental government budget in Japan will result in increased unit sales there. However, the devaluation of the Japanese Yen has negatively impacted the Company's results of operations and there can be no assurance that further devaluation of the Yen will not have a material adverse effect on the Company's results of operations.

    Additionally, reduced orders and sales in the commercial printing and graphics market due to an announced production slowdown by a major customer have negatively impacted the Company's sales.

    The Company also sells products to the semiconductor and disk media manufacturing OEM markets. The widely reported challenging conditions of these markets are of concern to the Company. The Company has experienced only a slight softening of sales in these markets through the second quarter of 1998 compared to the same period in 1997. If there is a prolonged softening of these markets, it may have an adverse effect on the growth of the Company's sales and profitability.

RESULTS OF OPERATIONS

    The following tables set forth, for the periods indicated, the Company's results of operations in dollar terms and as a percentage of net sales and the percent change from 1997 to 1998:

                                                                               PERCENT OF NET
                                                                                   SALES
                                                THREE MONTHS                    THREE MONTHS
                                                    ENDED                          ENDED                 PERCENT
                                                   JUNE 30,                       JUNE 30,               CHANGE
                                           -----------------------        -----------------------        1997 TO
                                             1998           1997            1998           1997           1998
                                           --------       --------        --------       --------       --------
Net sales ...........................      $ 40,227       $ 38,368           100.0%         100.0%          4.8%
Cost of products sold ...............        24,488         23,750            60.9           61.9           3.1%
                                           --------       --------        --------       --------
  Gross margin ......................        15,739         14,618            39.1           38.1           7.7%
Operating expenses:
  Research and development ..........         3,997          3,524             9.9            9.2          13.4%
  Selling, general and administrative         8,913          7,514            22.2           19.6          18.6%
  Other .............................            --          4,833             0.0           12.6        (100.0%)
                                           --------       --------        --------       --------
     Total operating expenses .......        12,910         15,871            32.1           41.4         (18.7%)
                                           --------       --------        --------       --------
     Operating income (loss) ........         2,829         (1,253)            7.0           (3.3)          NM
Other income (expense):
  Interest income (expense) .........           295         (1,343)            0.7           (3.5)          NM
  Foreign currency gain (loss) ......            --           (868)            0.0           (2.3)       (100.0%)

  Legal settlement ..................            --         17,010             0.0           44.3        (100.0%)
                                           --------       --------        --------       --------
     Total other income .............           295         14,799             0.7           38.5         (98.0%)
                                           --------       --------        --------       --------
     Income before income taxes .....         3,124         13,546             7.7           35.2         (76.9%)
Income tax expense ..................         1,187             76             3.0            0.2       1,461.8%
                                           --------       --------        --------       --------
  Net income ........................      $  1,937       $ 13,470             4.8%          35.0%        (85.6%)
                                           ========       ========        ========       ========
Operating income before infrequent or
unusual items(a) ....................      $  2,829       $  3,580             7.0%           9.3%        (21.0%)


                                                                               PERCENT OF NET
                                                                                    SALES
                                                   SIX MONTHS                    SIX MONTHS
                                                      ENDED                         ENDED                 PERCENT
                                                     JUNE 30,                      JUNE 30,               CHANGE
                                              ----------------------       -----------------------        1997 TO
                                                1998          1997           1998           1997           1998
                                              --------      --------       --------       --------       --------
Net sales ..............................      $ 83,833      $ 73,448          100.0%         100.0%         14.1%
Cost of products sold ..................        51,508        46,285           61.4           63.0          11.3%
                                              --------      --------       --------       --------
  Gross margin .........................        32,325        27,163           38.6           37.0          19.0%
Operating expenses:
  Research and development .............         8,745         6,842           10.4            9.3          27.8%
  Selling, general and administrative ..        17,715        14,788           21.1           20.1          19.8%
  Other ................................            --        11,323            0.0           15.4        (100.0%)
                                              --------      --------       --------       --------
     Total operating expenses ..........        26,460        32,953           31.5           44.8         (19.7%)
                                              --------      --------       --------       --------
     Operating income (loss) ...........         5,865        (5,790)           7.1           (7.8)         NM
Other income (expense):
  Interest income (expense) ............           672        (2,766)           0.8           (3.8)         NM
  Foreign currency gain ................            --         1,255            0.0            1.7        (100.0%)
  Legal settlement .....................            --        17,010            0.0           23.2        (100.0%)
                                              --------      --------       --------       --------
     Total other income ................           672        15,499            0.8           21.1         (95.7%)
                                              --------      --------       --------       --------
     Income before income taxes ........         6,537         9,709            7.8           13.2         (32.7%)
Income tax expense .....................         2,484           202            3.0            0.3       1,129.7%
                                              --------      --------       --------       --------
  Net income ...........................      $  4,053      $  9,507            4.8%          12.9%        (57.4%)
                                              ========      ========       ========       ========
Operating  income  before  infrequent or
unusual  items(a) ......................      $  5,865      $  5,533            7.0%           7.5%          6.0%

(a) Operating income before infrequent or unusual items is presented as supplemental information and should not be construed as a substitute for, or better, indicator of, results of operations than operating income (loss) or net income determined in accordance with generally accepted accounting principles. This information represents actual 1997 operating loss adjusted for compensation expense associated with stock options of $4.8 million for the three months ended June 30, 1997, and legal expense associated with a lawsuit of $1.7 million and compensation expense associated with stock options of $9.6 million for the six months ended June 30, 1997. No such amounts were incurred in 1998. While such items are not expected to be incurred in the future, there can be no assurances that similar items might not occur.

NM -- not meaningful


THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net sales

    Net sales were $40.2 million and $38.4 million in the three months ended June 30, 1998 and 1997, respectively, representing an increase of 4.8%. Net sales for the three months ended June 30, 1998, calculated using foreign currency exchange rates for the same period in 1997, increased 7.9%. The growth in sales was principally due to increased volumes of high power semiconductor-based lasers and laser systems as the market for these products expanded due to customers' acceptance of these products.

    Net sales in the following geographic markets were:

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                    ----------------------------
                                                     1998                  1997
                                                    -------              -------
                                                           (IN THOUSANDS)
North America.........................               21,523               22,315
Japan ................................                7,915                7,000
Europe ...............................                8,286                7,338
Other Asia ...........................                1,383                  735
Rest of the World ....................                1,120                  980
                                                    -------              -------
                                                    $40,227              $38,368
                                                    =======              =======

    Net sales for the three months ended June 30, 1998 at actual currency exchange rates decreased 3.5%, for North America, and increased 13.1% for Japan, 12.9% for Europe, 88.2% for Other Asia, and 14.3% for Rest of the World. Net sales for the three months ended June 30, 1998, calculated using foreign currency exchange rates for the same period in 1997, increased 25.0% for Japan and 19.9% for Europe. Since substantially all sales in North America, Other Asia and Rest of the World are denominated in U.S. dollars, year to year constant currency changes in these markets are as described above. Europe in the above table includes sales from the Company's European sales subsidiaries. Export sales to countries not located in Asia are included in Rest of the World.

    Net sales were $83.8 million and $73.4 million for the six months ended June 30, 1998 and 1997, respectively, representing an increase of 14.1%. Net sales for the six months ended June 30, 1998, calculated using foreign currency exchange rates for the same period in 1997, increased 17.9%.

    Net sales in the following geographic markets were:

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                    ----------------------------
                                                     1998                  1997
                                                    -------              -------
                                                           (IN THOUSANDS)
North America ........................              $45,755              $40,428
Japan ................................               16,853               16,418
Europe ...............................               15,676               13,338
Other Asia ...........................                3,073                1,385
Rest of the World ....................                2,476                1,879
                                                    -------              -------
                                                    $83,833              $73,448
                                                    =======              =======

    Net sales for the six months ended June 30, 1998 at actual currency exchange rates increased 13.2% for North America, 2.6% for Japan, 17.5% for Europe, 121.9% for Other Asia, and 31.8% for Rest of the World. Net sales for the six months ended June 30, 1998, calculated using foreign currency exchange rates for the same period in 1997, increased 13.5% for Japan and 24.7% for Europe.

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

    Gross margin was $15.7 million and $14.6 million for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 7.7%. As a percentage of net sales, gross margin was 39.1% and 38.1% in the three months ended June 30, 1998 and 1997, respectively. The principal reason for the improvement in gross margin as a percentage of net sales was the higher proportion of sales of high power semiconductor-based lasers and laser systems which generally have higher gross margins than conventional products. Gross margin as a percentage of net sales also increased in 1998 compared to 1997 due to improved manufacturing yields for high power semiconductor-based lasers and laser systems.

    Gross margin was $32.3 million and $27.2 million for the six months ended June 30, 1998 and 1997, respectively, representing an increase of 19.0 %. As a percentage of net sales, gross margin was 38.6% and 37.0% in the six months ended June 30, 1998 and 1997, respectively. The principal reasons for the improvement in gross margin as a percentage of net sales were the higher proportion of sales of high power semiconductor-based lasers and laser systems which generally have higher gross margins than conventional products and the increase in sales that allowed the absorption of fixed manufacturing overhead expenses over a larger unit base.

Operating expenses

    Operating expenses totaled $12.9 million and $15.9 million in the three months ended June 30, 1998 and 1997, respectively, representing a decrease of 18.7%. As a percentage of net sales, operating expenses were 32.1% and 41.4% in the three months ended June 30, 1998 and 1997, respectively. Included in other operating expenses in the three months ended June 30, 1997 was compensation expense associated with certain stock options of a subsidiary of $4.8 million. The stock options were cancelled in the fourth quarter of 1997 for a combination of cash and common stock of the Company. Accordingly, the Company does not expect to incur additional compensation expense relating to these stock options in the future. Excluding such compensation expense, operating expenses increased 17.0% from the three months ended June 30,1997 to the same period in 1998 and were 28.8% of net sales for the three months ended June 30, 1997.

    Operating expenses totaled $26.5 million and $33.0 million for the six months ended June 30, 1998 and 1997, respectively, representing a decrease of 19.7%. As a percentage of net sales, operating expenses were 31.5% and 44.8% in the six months ended June 30, 1998 and 1997, respectively. Included in other operating expenses in 1997 were legal expense of $1.7 million associated with a lawsuit which was settled in the second quarter of 1997 and compensation expense associated with certain stock options of a subsidiary of $9.6 million. The stock options were cancelled in the fourth quarter of 1997 for a combination of cash and common stock of the Company. Accordingly, the Company does not expect to incur additional compensation expense relating to these stock options in the future. Excluding such legal and compensation expenses, operating expenses increased 22.3% from the six months ended June 30, 1997 to the same period in 1998 and were 29.4% of net sales for the six months ended June 30, 1997.

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

    Research and development expenses totaled $4.0 million and $3.5 million for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 13.4%. As a percentage of net sales, research and development expenses were 9.9% and 9.2% in the three months ended June 30, 1998 and 1997, respectively.

    Research and development expenses totaled $8.7 million and $6.8 million for the six months ended June 30, 1998 and 1997, respectively, representing an increase of 27.8%. As a percentage of net sales, research and development expenses were 10.4% and

9.3% in the six months ended June 30, 1998 and 1997, respectively. The increase in research and development spending for the three and six month periods was principally focused on high power semiconductor-based lasers and laser systems.

    Selling, general and administrative expenses include the expenses of the Company's sales and support subsidiaries in the United Kingdom, France, Germany, the Netherlands and Japan as well as the Company's North American sales and support organization, and other administrative expenses such as legal and accounting.

    Selling, general and administrative expenses totaled $8.9 million and $7.5 million for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 18.6%. As a percentage of net sales, selling, general and administrative expenses were 22.2% and 19.6% in the three months ended June 30, 1998 and 1997, respectively.

    Selling, general and administrative expenses totaled $17.7 million and $14.8 million for the six months ended June 30, 1998 and 1997, respectively, representing an increase of 19.8%. As a percentage of net sales, selling, general and administrative expenses were 21.1% and 20.1% in the six months ended June 30, 1998 and 1997, respectively. The principal reasons for the increase in selling, general and administrative expenses in dollar terms for the three and six month periods were increased expenses associated with penetrating the industrial/OEM markets and costs of being a public company.

Interest income (expense)

    Interest income totaled $0.3 million in the three months ended June 30, 1998 compared to interest expense of $1.3 million in the three months ended June 30, 1997. Interest income totaled $0.7 million in the six months ended June 30, 1998 compared to interest expense of $2.8 million in the six months ended June 30, 1997. Interest income for 1998 was earned on the Company's invested cash and cash equivalents. Interest expense for 1997 was incurred on loans and advances from Spectra-Physics AB and affiliates. Interest expense was also imputed on the certain non-interest bearing advances from Spectra-Physics AB and affiliates. In connection with the Reorganization, Spectra-Physics AB and affiliates converted all loans and advances to the Company to equity.

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

    In October 1997, the Company changed the way it hedges its foreign currency exposures. The Company now enters into transactions with independent financial institutions. The Company's policy is to not hold or issue financial instruments for trading purposes nor will it hold or issue leveraged derivative financial instruments. The objective of the Company's foreign exchange risk management policy is to preserve the U.S. dollar value of its non-U.S. dollar cash flows. These cash flows arise primarily from the sale of the Company's products in currencies other than U.S. dollar, most of which are made through the Company's subsidiaries in Japan and Europe. The Company will use forward exchange contracts and simple purchased foreign currency option contracts to hedge, respectively, firm commitments and probable anticipated transactions that expose the Company to enterprise risk. Gains and losses on forward exchange contracts that are designated as hedges of a firm order from a customer outside the United States will be deferred and included in the measurement of the underlying transaction. Gains on purchased foreign currency options with little or no intrinsic value designated as hedges of probable anticipated foreign sales transactions expected to occur within the next three to six months whose significant characteristics and terms are known will also be deferred and recognized at the time of the closing of the anticipated transactions.

    In all time periods, the Company had no foreign currency options. There were no foreign currency gains or losses in either the three or six month periods ended June 30, 1998. Foreign currency losses of $0.9 million were recognized in the three months ended June 30, 1997. Foreign currency gains of $1.3 million were recognized in the six months ended June 30, 1997.

Legal settlement

    The Company recognized other income of $17.0 million in the three months ended June 30, 1997 relating to the settlement of a lawsuit.

Income tax expense

    Income taxes have been provided in the financial statements as if the Company were a separate taxable entity. For periods prior to the three months ended September 30, 1997, income tax expense reflected foreign taxes only due to the expectation by the Company at that time of continuing losses in the U.S. Deferred tax assets were established relating to differences between the financial statements and tax basis of assets and liabilities based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. These deferred tax assets were offset in total by a valuation allowance due to the expectation of continued losses in the U.S. During the three months ended September 30, 1997, the Company decreased the tax valuation allowance based on management's expectations regarding future taxable income for the Company. Management's expectations included the consideration of the conversion of loans and advances from Spectra-Physics AB and affiliates to equity in October 1997 which eliminated related interest charges in the future.

    For income tax return purposes, the Company and affiliates of Spectra-Physics AB have entered into a tax sharing arrangement that generally requires the Company to determine its U.S. tax liability as a separate consolidated group.

    Income tax expense was $1.2 million and $0.1 million in the three months ended June 30, 1998 and 1997, and $2.5 million and $0.2 million in the six months ended June 30, 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

    Through the third quarter of 1997, the Company had satisfied its liquidity requirements through cash provided by Spectra-Physics AB and affiliates in the form of loans and advances. As of October 1, 1997, all outstanding loans and advances from Spectra-Physics AB and affiliates were converted to equity. At June 30, 1998, the Company had working capital of $72.3 million, including cash and cash equivalents of $29.9 million, compared to working capital at December 31, 1997 of $68.9 million, including cash and cash equivalents of $33.5 million.

    Cash used in operating activities was $0.3 million in the six months ended June 30, 1998. Cash provided by operating activities was $21.1 million in the six months ended June 30, 1997. Included in cash provided by operating activities in the six months ended June 30, 1997 was the receipt of $17.0 million relating to the settlement of a lawsuit. Cash used in investing activities, mostly purchases of property, plant and equipment, was $6.7 million and $4.6 million in the six months ended June 30, 1998 and 1997, respectively. Cash provided by financing activities was $3.5 million in the six months ended June 30, 1998. Cash used in financing activities was $18.0 million in the six months ended June 30, 1997. During the six months ended June 30, 1998, financing activities included the sale of 360,000 shares of common stock in accordance with an overallotment option granted to the underwriters of the Company's initial public offering of $3.2 million and increases in net borrowings under the Company's credit facilities in Japan of $0.2 million. All of the cash used in financing activities in the six months ended June 30, 1997 represented payments on loans and advances or transfers to Spectra-Physics AB and affiliates.

    The above activities resulted in a decrease in cash and cash equivalents of $3.6 million and $1.5 million in the six months ended June 30, 1998 and 1997, respectively.

    As part of the Reorganization, the Company assumed two short-term credit facilities in Japan. The credit facilities are with two different banks and are unsecured. The two facilities allow aggregate borrowings of 1.2 billion Yen ($9.1 million) and bear interest at 1.625% per annum. At June 30, 1998 and December 31, 1997 there were $7.5 million and $7.3 million, respectively, of borrowings outstanding under these facilities. The Company also has available a $10.0 million committed, unsecured credit facility and a $10.0 million uncommitted, unsecured credit facility with a bank. The committed facility is through June 2000. At June 30, 1998 and December 31, 1997, there were no borrowings under either facility.

    The Company has reviewed its short- and long-term liquidity needs. The Company has determined that funding from Spectra-Physics AB will not be necessary in the future. The Company's liquidity needs for at least the next eighteen months will be met by cash flows from operations, existing cash balances and borrowings available under its credit facilities.

YEAR 2000 COMPLIANCE

    An issue exists for all companies that rely on computers as the year 2000 approaches. Known as the "Millennium Bug" or the "Year 2000 (Y2K) Problem" the problem stems from the way that some computer systems and other chip containing equipment were programmed to process date information. To conserve memory, dates were stored as two digit, rather than as four digit, numbers with all the dates assumed to be between 1900 and 1999. Thus the year 2000 would be stored as "00" and be assumed to be 1900, and year 2001 as "01", and be assumed to be 1901, etc. This practice will result in incorrect results when computers so programmed perform arithmetic operations, comparisons or data field sorting with dates later than 1999.

    The Board of Directors of Spectra-Physics, and all levels of management, are well aware of the Y2K problem, and plans have been made to address the issue. Spectra-Physics' Y2K compliance plans are supervised by the Vice President of Finance, and progress is under ongoing review by the Board. The Company's Year 2000 Project Team has completed an initial review of Spectra-Physics' (a) Information Technology (IT) and non IT systems, (b) products, (c) vendors and (d) customers and is acting to correct identified problems.

Information Technology (IT) and non-IT systems.

    Spectra-Physics has completed a review of its Information Technology (IT) and non-IT systems at all of its sites. The Company has identified a few items that are not Y2K compliant and has created a plan to bring them into compliance by the end of the second quarter of 1999. The Company feels that it will be able to accomplish this goal by (a) using its internal programming staff, (b) using outside computer consultants in a few limited cases, and (c) buying replacements for some specific systems. Costs in connection with these solutions are not expected to be material. However, if such modifications or replacements are not completed in a timely manner, the Y2K problem may have a material adverse effect on the operations of the Company.

Products

    The Company has completed a thorough review of its products. This review has uncovered no material Y2K issues with Spectra-Physics products. The cost of this review was not material.

Vendors and Suppliers

    The Company has performed a careful review of its suppliers and vendors and has identified a subset of them as being "critical" vendors. Spectra-Physics has sent letters to each of these critical vendors asking them about their Y2K readiness. The Company expects to get responses to such requests in the second half of 1998. The Company will then assess their responses and, for those who are not Y2K compliant, will either work with them to bring them into compliance or identify alternative vendors. The cost of this process was not and is not expected to be material. If a critical vendor is not Y2K compliant, and such vendor cannot remedy its noncompliance and Spectra-Physics cannot identify an alternative vendor, there may be a material adverse effect on the operations of the Company.

Customers

    The Company is currently drafting a Y2K compliance letter to be sent to its customers. Since no one customer of the Company makes up more than 5% of the Company's total sales, the Company is not subject to as much risk as companies with more concentrated sales. The Company expects to complete the survey of its customers during the second half of 1998. The Company will assess their Y2K readiness in the first half of 1999 and will work with those who are not compliant to identify alternative methods for them to order from Spectra-Physics. The cost of this process has not been, and is not expected to be, material.

    The business communities' understanding of the Y2K Problem is continually evolving, and all plans may need to be reviewed as the year 2000 approaches. Further third party Y2K problems (suppliers to Spectra-Physics' vendors, for example) which are outside the control of Spectra-Physics may have an effect on Spectra-Physics' ability to serve its customers. This, in turn, may have a material adverse effect on the Company's operations. The Company is working to be ready for the year 2000 and will continue to modify plans and efforts as necessary.

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

     Certain of these Environmental Laws, including Superfund Laws, hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of Hazardous Substances. Such Superfund Laws also provide for responses to and liability for releases of certain Hazardous Substances into the environment. The nature of the Company's operations and the long history of industrial uses at some of its current or former facilities expose the Company to risk of liabilities or claims under Superfund Laws. The Company has received two notifications from state or federal environmental regulatory agencies stating that the Company may be potentially responsible under Superfund Laws for the release of Hazardous Substances generated by its former operations at these two locations. The Company responded to the inquiries by asserting that it was not responsible for response activities at these sites. Since the Company provided its responses, the environmental regulatory agencies have not pursued the Company as a potentially responsible party.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

    At Spectra-Physics Lasers, Inc.'s Annual Meeting of Stockholders held on May 20, 1998, the following proposal was adopted by margins indicated:

    1. To elect five directors to the board of directors to hold office until the next annual meeting of stockholders and until their successors have been elected and qualified.


                                                    For               Withheld
                                                 -------------------------------
Patrick L. Edsell ....................           15,625,633            2,345
Lawrence C. Karlson ..................           15,626,278            1,700
Lennart F. Rappe .....................           15,625,778            2,200
Lars Spongberg .......................           15,626,178            1,800
Thomas T. van Overbeek ...............           15,624,678            3,300


ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:

   EXHIBIT
    NUMBER                                                          DESCRIPTION
    ------                                                          -----------
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

    10.8        Patent License Agreement dated as of October 4, 1997 by and between Spectra Precision, Inc., as licensor, and the

   EXHIBIT
    NUMBER                                                          DESCRIPTION
    ------                                                          -----------
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

                                             Spectra-Physics Lasers, Inc.

Date: August 13, 1998                             /s/ PATRICK L. EDSELL
                                             -----------------------------------
                                                  Patrick L. Edsell
                                             Chairman, President and Chief
                                                  Executive Officer

Date: August 13, 1998                             /s/ THOMAS J. SCANNELL
                                             -----------------------------------
                                                   Thomas J. Scannell
                                                 Vice President, Finance
                                               (Principal Financial Officer)

                               INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                                                          DESCRIPTION
    ------                                                          -----------
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