Form 10-Q
period 1998-09-30
SPECTRA PHYSICS LASERS INC
filed 1998-11-12
CIK 1047385

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's common stock, par value $0.01 per share, at October 31, 1998 was 16,168,043 shares.



================================================================================

                          SPECTRA-PHYSICS LASERS, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                                                                               PAGE
                                                                                                                               ----
Part I   Financial information

Item 1. Financial statements and supplementary data:
            (a) Consolidated Balance Sheet at September 30, 1998 and December 31, 1997 ....................................      3
            (b) Consolidated  Statement  of  Operations  for the three and nine months ended  September  30, 1998 and 1997       4

            (c) Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 and 1997 ................      5
            (d) Notes to Consolidated Financial Statements ................................................................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .............................      8

Part II  Other Information ................................................................................................     18

            Signatures ....................................................................................................     21

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SPECTRA-PHYSICS LASERS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         1998                1997
                                                      ---------           ---------
                                                     (UNAUDITED)          (SEE NOTE)
ASSETS
Current assets:
  Cash and cash equivalents ................          $  32,916           $  33,487
  Accounts receivable ......................             35,899              39,511
  Inventories ..............................             28,993              25,857
  Deferred tax assets ......................              8,200               8,200
  Prepaid expenses and other current assets               5,827               4,409
                                                      ---------           ---------
          Total current assets .............            111,835             111,464
                                                      ---------           ---------

Property, plant and equipment, net .........             31,025              25,480
Intangible assets, net .....................              1,950               1,637
Other assets ...............................              1,904               1,943
                                                      ---------           ---------
          Total assets .....................          $ 146,714           $ 140,524
                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................          $   7,141           $  10,453
  Borrowings under credit facilities .......             10,266               7,321
  Accrued and other current liabilities ....             21,613              24,749
                                                      ---------           ---------
          Total current liabilities ........             39,020              42,523

Long-term liabilities ......................              1,224               1,677
Commitments and contingencies
Stockholders' equity:
  Common stock .............................                162                 158
  Additional paid-in capital ...............             97,236              93,991
  Retained earnings ........................              9,943               3,629
  Cumulative translation adjustments .......               (871)             (1,454)
                                                      ---------           ---------
          Total stockholders' equity .......            106,470              96,324
                                                      ---------           ---------
          Total liabilities and
          stockholders' equity .............          $ 146,714           $ 140,524
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

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                       NINE MONTHS
                                                             THREE MONTHS ENDED                            ENDED
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                        ----------------------------           ----------------------------
                                                          1998               1997                1998                1997
                                                        ---------          ---------           ---------          ---------
                                                                 (UNAUDITED)                            (UNAUDITED)
Net sales ....................................          $  39,731          $  39,613           $ 123,564          $ 113,061
Cost of products sold ........................             24,574             24,893              76,082             71,178
                                                        ---------          ---------           ---------          ---------
          Gross margin .......................             15,157             14,720              47,482             41,883
Operating expenses:
  Research and development ...................              4,142              4,015              12,887             10,857
  Selling, general and administrative ........              8,282              8,767              25,997             23,555
  Other ......................................                 --              4,834                  --             16,157
                                                        ---------          ---------           ---------          ---------
          Total operating expenses ...........             12,424             17,616              38,884             50,569
                                                        ---------          ---------           ---------          ---------
          Operating income (loss) ............              2,733             (2,896)              8,598             (8,686)
Other income (expense):
  Interest income (expense) ..................                350             (1,164)              1,022             (3,930)
  Foreign currency gain ......................                 --              1,311                  --              2,566
  Legal settlement ...........................                 --                 --                  --             17,010
                                                        ---------          ---------           ---------          ---------
          Total other income .................                350                147               1,022             15,646
                                                        ---------          ---------           ---------          ---------
          Income (loss) before income taxes ..              3,083             (2,749)              9,620              6,960
Income tax expense (benefit) .................                822            (23,474)              3,306            (23,272)
                                                        ---------          ---------           ---------          ---------
          Net income .........................          $   2,261          $  20,725           $   6,314          $  30,232
                                                        =========          =========           =========          =========

Net income per share:
  Basic ......................................          $    0.14          $    1.59           $    0.39          $    2.33
                                                        =========          =========           =========          =========
  Diluted ....................................          $    0.14          $    1.59           $    0.38          $    2.33
                                                        =========          =========           =========          =========
Shares used in computing net income per share:
  Basic ......................................             16,168             13,000              16,168             13,000
  Diluted ....................................             16,168             13,000              16,575             13,000

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         ---------------------------
                                                                           1998               1997
                                                                         --------           --------
                                                                                 (UNAUDITED)
OPERATING ACTIVITIES
Net income ....................................................          $  6,314           $ 30,232
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization ...............................             4,213              3,521
  Deferred tax assets .........................................                --            (14,519)
Changes in operating assets and liabilities:
     Accounts receivable ......................................             3,612              3,776
     Inventories ..............................................            (3,136)            (5,605)
     Prepaid expenses and other current assets ................            (1,418)               261
     Accounts payable .........................................            (3,312)               125
     Accrued and other current liabilities ....................            (3,136)            12,421
                                                                         --------           --------
          Total cash provided by operating activities .........             3,137             30,212
                                                                         --------           --------

INVESTING ACTIVITIES
Purchases of property, plant and equipment ....................            (9,758)            (5,722)
Other .........................................................              (144)               (53)
                                                                         --------           --------
          Total cash used in investing activities .............            (9,902)            (5,775)
                                                                         --------           --------

FINANCING ACTIVITIES
Net transfers (to) from Spectra-Physics AB ....................                --            (27,743)
Net borrowings under credit facilities ........................             2,945                 --
Changes in loans and advances from Spectra-Physics AB .........                --              2,058
Net proceeds from issuance of common stock ....................             3,249                 --
                                                                         --------           --------
          Total cash provided by (used in) financing activities             6,194            (25,685)
                                                                         --------           --------
          Decrease in cash and cash equivalents ...............              (571)            (1,248)
Cash and cash equivalents at beginning of year ................            33,487              2,531
                                                                         --------           --------
Cash and cash equivalents at end of period ....................          $ 32,916           $  1,283
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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Friday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date.

2. INVENTORIES

    Inventories consisted of the following (in thousands):

                       SEPTEMBER 30,    DECEMBER 31,
                          1998              1997
                         -------          -------
Raw material .....       $10,503          $10,250
Work in process...         9,191            8,077
Finished goods....         9,299            7,530
                         -------          -------
                         $28,993          $25,857
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

        The Company has adopted SFAS No. 130 in the first quarters of 1998. Comprehensive income for the nine months ended September 30, 1998 and 1997 were $6,674,000 and $30,232,000, respectively. The principal difference between comprehensive income (loss) and net income (loss) is the treatment of cumulative translation adjustments.

        The Company has determined that the impact of adopting SFAS No. 129 and SFAS No. 131 will not be material to its financial position or results of operations.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for certain types of derivatives.

        SFAS No. 133 is effective for years beginning after June 15, 1999, but earlier adoption is allowed. The Company expects to adopt SFAS No. 133 in the fourth quarter of 1998 in accounting for certain types of foreign currency hedges. The impact of the adoption on the Company's financial position or results of operations has not been determined.

5. EARNINGS PER SHARE

        SFAS No. 128 requires the presentation of basic and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. Stock options granted by subsidiaries of the Company were not included in the calculation of net income per share as they were anti-dilutive. At September 30, 1998, options to purchase 2,109,895 shares of the Company's common stock were outstanding.

        The following table presents the calculation of basic and diluted net income per share as required under SFAS No. 128:

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ------------------------          ------------------------
                                                         1998             1997             1998             1997
                                                        -------          -------          -------          -------
Numerator:
  Net income .................................          $ 2,261          $20,725          $ 6,314          $30,232
                                                        =======          =======          =======          =======
Denominator:
  Denominator for basic net income per share:
     Weighted average shares .................           16,168           13,000           16,168           13,000
  Effect of dilutive securities:
     Employee stock options ..................               --               --              407               --
                                                        -------          -------          -------          -------
  Denominator for diluted net income per share           16,168           13,000           16,575           13,000
                                                        =======          =======          =======          =======
Net income per share-- Basic .................          $  0.14          $  1.59          $  0.39          $  2.33
Net income per share-- Diluted ...............          $  0.14          $  1.59          $  0.38          $  2.33

        Pro forma net income per share for 1997 gives effect to the Reorganization as described in the Company's Annual Report on Form 10-K.

6. ENVIRONMENTAL MATTERS

        See Part II., Item 1. Legal Proceedings

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

        Certain information in this quarterly report on Form 10-Q, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including sales initiatives and those described in the Risk Factors section of Item 1 of Spectra-Physics Lasers, Inc's (the "Company's") Annual Report on Form 10-K, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

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

        The consolidated financial statements as of and for the three and nine month periods ended September 30, 1997 reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity. The Company's historical results have varied significantly from period to period due to the inclusion of charges related to legal expenses associated with a lawsuit and compensation expenses associated with certain stock options. The Company also incurred interest expense on loans and advances from Spectra-Physics AB and foreign currency gains and losses resulting from the Company's participation in Spectra-Physics AB's foreign currency hedging program. None of these charges and credits are expected to be incurred in the future. However, there can be no assurance that similar items might not occur.

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

        The Company's sales have shown a pattern in the last several years whereby the fiscal fourth quarter net sales represent a large share of the Company's annual net sales and whereby the Company's first quarter net sales decline significantly compared to the fourth quarter of the prior fiscal year. The Company believes these sales patterns result in part because of Spectra-Physics AB's emphasis on annual (as opposed to quarterly) results and in part from the Company's incentive compensation plan which compensates employees based on annual results. The Company recognizes that the non-linear pattern of its shipments leads to inefficiencies in asset and employee utilization. The Company is taking steps to mitigate this sales trend, but this pattern is likely to continue in the near term.

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

        A significant proportion of the Company's sales are to international customers and are denominated in currencies other than the U.S. dollar. The Company also has sales and support operations located in certain European countries and in Japan which operate in local currencies. As a result, while the Company attempts to hedge its economic risk of foreign currency fluctuations, the Company is exposed to fluctuations in foreign currency exchange rates. These fluctuations have had in the past, and may have in the future, a significant impact on the Company's results of operations.

RESULTS OF OPERATIONS

        The following tables set forth, for the periods indicated, the Company's results of operations in dollar terms and as a percentage of net sales and the percent change from 1997 to 1998:

                                                                                        PERCENT OF NET
                                                                                             SALES
                                                         THREE MONTHS                     THREE MONTHS
                                                            ENDED                            ENDED                    PERCENT
                                                         SEPTEMBER 30,                    SEPTEMBER 30,                CHANGE
                                                    ----------------------              -------------------            1997 TO
                                                    1998              1997              1998           1997             1998
                                                    ----              ----              ----           ----             ----
Net sales ..............................          $ 39,731          $ 39,613           100.0%          100.0%            0.3%
Cost of products sold ..................            24,574            24,893            61.9            62.8            (1.3%)
                                                  --------          --------           -----           -----
  Gross margin .........................            15,157            14,720            38.1            37.2             3.0%
Operating expenses:
  Research and development .............             4,142             4,015            10.4            10.1             3.2%
  Selling, general and administrative ..             8,282             8,767            20.8            22.1            (5.5%)
  Other ................................                --             4,834             0.0            12.2          (100.0%)
                                                  --------          --------           -----           -----
     Total operating expenses ..........            12,424            17,616            31.2            44.4           (29.5%)
                                                  --------          --------           -----           -----
     Operating income (loss) ...........             2,733            (2,896)            6.9            (7.2)           NM
Other income (expense):
  Interest income (expense) ............               350            (1,164)            0.9            (2.9)           NM
  Foreign currency gain ................                --             1,311             0.0             3.3          (100.0%)
                                                  --------          --------           -----           -----
     Total other income ................               350               147             0.9             0.4           138.1%
                                                  --------          --------           -----           -----
     Income (loss) before income taxes .             3,083            (2,749)            7.8            (6.9)           NM
Income tax expense (benefit) ...........               822           (23,474)            2.1           (59.3)           NM
                                                  --------          --------           -----           -----
  Net income ...........................          $  2,261          $ 20,725             5.7%           52.4%          (89.1%)
                                                  ========          ========           =====           =====
Operating  income  before  infrequent or
unusual  items(a) ......................          $  2,733          $  1,938             6.9%            4.9%           41.0%


                                                                                          PERCENT OF NET
                                                                                               SALES
                                                          NINE MONTHS                        NINE MONTHS
                                                             ENDED                              ENDED                  PERCENT
                                                          SEPTEMBER 30,                      SEPTEMBER 30,               CHANGE
                                                     -----------------------             --------------------          1997 TO
                                                     1998               1997             1998            1997           1998
                                                     ----               ----             ----            ----           ----
Net sales ..............................          $ 123,564          $ 113,061           100.0%          100.0%         9.3%
Cost of products sold ..................             76,082             71,178            61.6            63.0          6.9%
                                                  ---------          ---------           -----           -----
  Gross margin .........................             47,482             41,883            38.4            37.0         13.4%
Operating expenses:
  Research and development .............             12,887             10,857            10.4             9.6         18.7%
  Selling, general and administrative ..             25,997             23,555            21.0            20.8         10.4%
  Other ................................                 --             16,157             0.0            14.3       (100.0%)
                                                  ---------          ---------           -----           -----
     Total operating expenses ..........             38,884             50,569            31.4            44.7        (23.1%)
                                                  ---------          ---------           -----           -----
     Operating income (loss) ...........              8,598             (8,686)            7.0            (7.7)        NM
Other income (expense):
  Interest income (expense) ............              1,022             (3,930)            0.8            (3.5)         NM
  Foreign currency gain ................                 --              2,566             0.0             2.3       (100.0%)
  Legal settlement .....................                 --             17,010             0.0            15.0       (100.0%)
                                                  ---------          ---------           -----           -----
     Total other income ................              1,022             15,646             0.8            13.8        (93.5%)
                                                  ---------          ---------           -----           -----
     Income before income taxes ........              9,620              6,960             7.8             6.1         38.2%
Income tax expense (benefit) ...........              3,306            (23,272)            2.7           (20.6)         NM
                                                  ---------          ---------           -----           -----
  Net income ...........................          $   6,314          $  30,232             5.1%           26.7%       (79.1%)
                                                  =========          =========           =====           =====
Operating  income  before  infrequent or
unusual  items(a) ......................          $   8,598          $   7,471             7.0%            6.6%        15.1%

(a) Operating income before infrequent or unusual items is presented as supplemental information and should not be construed as a substitute for, or better, indicator of, results of operations than operating income (loss) or net income determined in accordance with generally accepted accounting principles. This information represents actual 1997 operating loss adjusted for compensation expense associated with stock options of $4.8 million for the three months ended September 30, 1997, and legal expense associated with a lawsuit of $1.7 million and compensation expense associated with stock options of $14.5 million for the nine months ended September 30, 1997. No such amounts were incurred in 1998. While such items are not expected to be incurred in the future, there can be no assurances that similar items might not occur.

NM  --  not meaningful


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net sales

        Net sales were $39.7 million and $39.6 million in the three months ended September 30, 1998 and 1997, respectively, representing an increase of 0.3%. Net sales for the three months ended September 30, 1998, calculated using foreign currency exchange rates for the same period in 1997, increased 2.9%.

        Net sales in the following geographic markets were:

                              THREE MONTHS ENDED
                                 SEPTEMBER 30,
                            ------------------------
                              1998            1997
                            -------          -------
                                  (IN THOUSANDS)
North America ....          $22,298          $22,597
Japan ............            6,704            6,790
Europe ...........            8,365            7,150
Other Asia .......            1,412            1,590
Rest of the World               952            1,486
                            -------          -------
                            $39,731          $39,613
                            =======          =======

        Net sales for the three months ended September 30, 1998 at actual currency exchange rates increased 17.0% for Europe, and decreased 1.3% for North America, 1.3% for Japan, 11.2% for Other Asia, and 35.9% for Rest of the World. Net sales for the three months ended September 30, 1998, calculated using foreign currency exchange rates for the same period in 1997, increased 11.3% for Japan and 21.2% for Europe. Since substantially all sales in North America, Other Asia and Rest of the World are denominated in U.S. dollars, year to year constant currency changes in these markets are as presented in the table. Europe in the above table includes sales from the Company's European sales subsidiaries. Export sales to countries not located in Asia are included in Rest of the World.

        Net sales were $123.6 million and $113.1 million for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of 9.3%. Net sales for the nine months ended September 30, 1998, calculated using foreign currency exchange rates for the same period in 1997, increased 12.6%.

        Net sales in the following geographic markets were:

                                 NINE MONTHS ENDED
                                   SEPTEMBER 30,
                            --------------------------
                              1998              1997
                            --------          --------
                                  (IN THOUSANDS)
North America ....          $ 68,053          $ 63,025
Japan ............            23,557            23,208
Europe ...........            24,041            20,488
Other Asia .......             4,485             2,975
Rest of the World              3,428             3,365
                            --------          --------
                            $123,564          $113,061
                            ========          ========

        Net sales for the nine months ended September 30, 1998 at actual currency exchange rates increased 8.0% for North America, 1.5% for Japan, 17.3% for Europe, 50.8% for Other Asia, and 1.9% for Rest of the World. Net sales for the nine months ended

September 30, 1998, calculated using foreign currency exchange rates for the same period in 1997, increased 12.8% for Japan and 23.5% for Europe.

        The majority of the Company's sales in Japan are denominated in Japanese Yen. In response to the devaluation of the Yen against the U.S. dollar through the third quarter of 1998 the Company has been raising the Yen denominated prices of its products in Japan. However, the devaluation of the Yen has negatively impacted the Company's results of operations through the third quarter of 1998 and there can be no assurance that further devaluation of the Yen will not have a material adverse effect on the Company's results of operations.

        The Company is hopeful that the supplemental government budget in Japan will result in increased unit sales in the next several quarters.

        Reduced orders and sales in the commercial printing and graphics market due to an announced production slowdown by a major customer have negatively impacted the Company's sales growth for the first three quarters of 1998.

        The Company also sells products to the semiconductor and disk media manufacturing OEM markets. The widely reported weaknesses in these markets have resulted in the Company experiencing a flat sales profile in these markets through the third quarter of 1998 compared to the same period in 1997. Widely published reports foresee no upturn in these markets until late 1999 thereby limiting the growth of the Company's sales into these markets.

        The Company's strategy continues to be to seek sales and profit growth in OEM/industrial opportunities and the Company is pursuing OEM/industrial opportunities in other markets.

        As previously mentioned, over the last three years a growing proportion of the Company's total sales and most of its sales growth have been from sales of high power semiconductor-based lasers. However, in the third quarter of 1998, the percentage of total sales in the research and development market grew as compared to the second quarter of 1998 and the third quarter of 1997. This was due to weaknesses in certain key OEM markets as described above. The Company believes that the third quarter of 1998 revenue comparisons are indicative of current market conditions only and that the evolution from conventional to semiconductor-based lasers will continue.

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

        Gross margin was $15.2 million and $14.7 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 3.0%. As a percentage of net sales, gross margin was 38.1% and 37.2% in the three months ended September 30, 1998 and 1997, respectively. The principal reason for the improvement in gross margin as a percentage of net sales was the higher proportion of sales of high power semiconductor-based lasers and laser systems which generally have higher gross margins than conventional products. Gross margin as a percentage of net sales also increased in 1998 compared to 1997 due to improved manufacturing yields for high power semiconductor-based lasers and laser systems.

        Gross margin was $47.5 million and $41.9 million for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of
13.4 %. As a percentage of net sales, gross margin was 38.4% and 37.0% in the nine months ended September 30, 1998 and 1997, respectively. The principal reasons for the improvement in gross margin as a percentage of net sales were the higher proportion of sales of high power semiconductor-based lasers and laser systems which generally have higher gross margins than conventional products, the increase in sales that allowed the absorption of fixed manufacturing overhead expenses over a larger unit base and improved manufacturing yields for high power semiconductor-based lasers and laser systems. Mitigating these favorable factors was the negative effect on gross margins from the strengthening of the U.S. dollar compared to non-U.S. dollar currencies, particularly the Yen.

Operating expenses

        Operating expenses totaled $12.4 million and $17.6 million in the three months ended September 30, 1998 and 1997, respectively, representing a decrease of 29.5%. As a percentage of net sales, operating expenses were 31.2% and 44.4% in the three months ended September 30, 1998 and 1997, respectively. Included in other operating expenses in the three months ended September 30, 1997 was compensation expense associated with certain stock options of a subsidiary of $4.8 million. The stock options were cancelled in the fourth quarter of 1997 for a combination of cash and common stock of the Company. Accordingly, the Company does not expect to incur additional compensation expense relating to these stock options in the future. Excluding such compensation expense, operating expenses decreased 2.8% from the three months ended September 30,1997 to the same period in 1998 and were 32.2% of net sales for the three months ended September 30, 1997.

        Operating expenses totaled $38.9 million and $50.6 million for the nine months ended September 30, 1998 and 1997, respectively, representing a decrease of 23.1%. As a percentage of net sales, operating expenses were 31.4% and 44.7% in the nine months ended September 30, 1998 and 1997, respectively. Included in other operating expenses in 1997 were legal expense of $1.7 million associated with a lawsuit which was settled in the second quarter of 1997 and compensation expense associated with certain stock options of a subsidiary of $14.5 million. The stock options were cancelled in the fourth quarter of 1997 for a combination of cash and common stock of the Company. Accordingly, the Company does not expect to incur additional compensation expense relating to these stock options in the future. Excluding such legal and compensation expenses, operating expenses increased 13.0% from the nine months ended September 30, 1997 to the same period in 1998 and were 30.4% of net sales for the nine months ended September 30, 1997.

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

        Research and development expenses totaled $4.1 million and $4.0 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 3.2%. As a percentage of net sales, research and development expenses were 10.4% and 10.1% in the three months ended September 30, 1998 and 1997, respectively.

        Research and development expenses totaled $12.9 million and $10.9 million for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of 18.7%. As a percentage of net sales, research and development expenses were 10.4% and 9.6% in the nine months ended September 30, 1998 and 1997, respectively. The increase in research and development spending for the three and nine month periods was principally focused on high power semiconductor-based lasers and laser systems.

        Selling, general and administrative expenses include the expenses of the Company's sales and support subsidiaries in the United Kingdom, France, Germany, the Netherlands and Japan as well as the Company's North American sales and support organization, and other administrative expenses such as legal and accounting.

        Selling, general and administrative expenses totaled $8.3 million and $8.8 million for the three months ended September 30, 1998 and 1997, respectively, representing a decrease of 5.5%. As a percentage of net sales, selling, general and administrative expenses were 20.8% and 22.1% in the three months ended September 30, 1998 and 1997, respectively.

        Selling, general and administrative expenses totaled $26.0 million and $23.6 million for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of 10.4%. As a percentage of net sales, selling, general and administrative expenses were 21.0% and 20.8% in the nine months ended September 30, 1998 and 1997, respectively. The principal reasons for the increase in selling, general and administrative expenses in dollar terms for the three and nine month periods were increased expenses associated with penetrating the industrial/OEM markets and costs of being a public company.

Interest income (expense)

        Interest income totaled $0.3 million in the three months ended September 30, 1998 compared to interest expense of $1.2 million in the three months ended September 30, 1997. Interest income totaled $1.0 million in the nine months ended September 30, 1998 compared to interest expense of $3.9 million in the nine months ended September 30, 1997. Interest income for 1998 was earned on the Company's invested cash and cash equivalents. Interest expense for 1997 was incurred on loans and advances from Spectra-

Physics AB and affiliates. Interest expense was also imputed on the certain non-interest bearing advances from Spectra-Physics AB and affiliates. In connection with the Reorganization, Spectra-Physics AB and affiliates converted all loans and advances to the Company to equity.

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

        In October 1997, the Company changed the way it hedges its foreign currency exposures. The Company now enters into transactions with independent financial institutions. The Company's policy is to not hold or issue financial instruments for trading purposes nor will it hold or issue leveraged derivative financial instruments. The objective of the Company's foreign exchange risk management policy is to preserve the U.S. dollar value of its non-U.S. dollar cash flows. These cash flows arise primarily from the sale of the Company's products in currencies other than U.S. dollar, most of which are made through the Company's subsidiaries in Japan and Europe. The Company uses forward exchange contracts and simple purchased foreign currency option contracts to hedge, respectively, firm commitments and probable anticipated transactions that expose the Company to enterprise risk. Gains and losses on forward exchange contracts that are designated as hedges of a firm order from a customer outside the United States will be deferred and included in the measurement of the underlying transaction. Gains on purchased foreign currency options with little or no intrinsic value designated as hedges of probable anticipated foreign sales transactions expected to occur within the next three to six months whose significant characteristics and terms are known will also be deferred and recognized at the time of the closing of the anticipated transactions.

        In all time periods, the Company had no foreign currency options. There were no foreign currency gains or losses in either the three or nine month periods ended September 30, 1998. Foreign currency gain of $1.3 million and $2.6 were recognized in the three and nine months ended September 30, 1998 and 1997, respectively.

Legal settlement

        The Company recognized other income of $17.0 million in the second quarter of 1997 relating to the settlement of a lawsuit.

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

        The Company's effective tax rate is 38% of pre tax income. During the three months ended September 30, 1998, the Company recorded an income tax adjustment of $350,000 to reverse excess income tax reserves. As a result, income tax expense for the three months ended September 30, 1998 was $0.8 million. The Company recorded an income tax benefit of $23.5 million in the three months ended September 30, 1997 as a result of decreasing the tax valuation allowance discussed above. Income tax expense was $3.3 million in the nine months ended September 1998 and income tax benefit was $23.3 million in the nine months ended September 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Through the third quarter of 1997, the Company had satisfied its liquidity requirements through cash provided by Spectra-Physics AB and affiliates in the form of loans and advances. As of October 1, 1997, all outstanding loans and advances from Spectra-Physics AB and affiliates were converted to equity. At September 30, 1998, the Company had working capital of $72.8 million, including cash and cash equivalents of $32.9 million, compared to working capital at December 31, 1997 of $68.9 million, including cash and cash equivalents of $33.5 million.

        Cash provided by operating activities was $3.1 million and $30.2 million in the nine months ended September 30, 1998 and 1997, respectively. Included in cash provided by operating activities in the nine months ended September 30, 1997 was the receipt of $17.0 million relating to the settlement of a lawsuit and the increase in accrued liabilities related to stock compensation of $14.5 million. Cash used in investing activities, mostly purchases of property, plant and equipment, was $9.9 million and $5.8 million in the nine months ended September 30, 1998 and 1997, respectively. Cash provided by financing activities was $6.2 million in the nine months ended September 30, 1998. Cash used in financing activities was $25.7 million in the nine months ended September 30, 1997. During the nine months ended September 30, 1998, financing activities included the sale of 360,000 shares of common stock in accordance with an overallotment option granted to the underwriters of the Company's initial public offering of $3.2 million and increases in net borrowings under the Company's credit facilities in Japan of $2.9 million. All of the cash used in financing activities in the nine months ended September 30, 1997 represented payments on loans and advances or transfers to Spectra-Physics AB and affiliates.

        The above activities resulted in a decrease in cash and cash equivalents of $0.6 million and $1.2 million in the nine months ended September 30, 1998 and 1997, respectively.

        The Company has unsecured short-term credit facilities in Japan with several banks. The facilities allow aggregate borrowings of 2.1 billion Yen ($15.2 million) and bear interest at 1.625% per annum. At September 30, 1998 and December 31, 1997 there were $10.3 million and $7.3 million, respectively, of borrowings outstanding under these facilities. The Company also has available a $10.0 million committed, unsecured credit facility and a $10.0 million uncommitted, unsecured credit facility with a bank. The committed facility is through June 2000. At September 30, 1998 and December 31, 1997, there were no borrowings under either facility.

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

        The Board of Directors of Spectra-Physics, and all levels of management, are well aware of the Y2K problem, and plans have been made to address the issue. Spectra-Physics' Y2K compliance plans are supervised by the Vice President of Finance, and progress is under ongoing review by the Board. The Company's Year 2000 Project Team has completed an initial review of Spectra-Physics' (a)

Information Technology (IT) and non-IT systems, (b) products, (c) vendors and
(d) customers and is acting to correct identified problems.

Information Technology (IT) and non-IT systems

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

Vendors and Suppliers

        The Company has performed a careful review of its suppliers and vendors and has identified a subset of them as being "critical" vendors. Spectra-Physics has sent letters to each of these critical vendors asking them about their Y2K readiness. The Company expects to get responses to such requests by the end of 1998. The Company will then assess their responses and, for those who are not Y2K compliant, will either work with them to bring them into compliance or identify alternative vendors. The cost of this process was not and is not expected to be material. If a critical vendor is not Y2K compliant, and such vendor cannot remedy its noncompliance and Spectra-Physics cannot identify an alternative vendor, there may be a material adverse effect on the operations of the Company.

Customers

        The Company has drafted a Y2K compliance letter to be sent to its customers in the fourth quarter of 1998. Since no one customer of the Company makes up more than 5% of the Company's total sales, the Company is not subject to as much risk as companies with more concentrated sales. The Company expects to complete the survey of its customers during the first quarter of 1999. The Company will assess their Y2K readiness in the first half of 1999 and will work with those who are not compliant to identify alternative methods for them to order from Spectra-Physics. The cost of this process has not been, and is not expected to be, material.

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


EUROPEAN MONETARY UNION (EMU)

        The euro is a new currency being introduced by certain European countries collectively known as the European Monetary Union (EMU). The euro is scheduled to be introduced on January 1, 1999 at which time the eleven participating EMU members will establish fixed conversion rates between their existing currencies (legacy currencies) and the euro. As of that date, the legacy currencies will have no value of their own but will be subsets of the euro. The legacy currencies and the euro will both be used through June 30, 2002 when the legacy currencies will be withdrawn (euro only environment).

        The introduction of the euro could have an adverse impact on a company's information systems, its markets and the economies in which it operates.

        With regards to information systems, the Company has completed a thorough review of its information systems and believes the introduction of the euro in 1999 will have no material impact on its systems. Furthermore, the Company's review indicates that the Company's information systems can operate in the "euro only" environment in 2002. As that date gets closer the Company expects to conduct another survey concerning the euro's impact on information systems.

        With regards to the Company's markets, the Company has reviewed its customer list and current selling practices and expects no material impact from the introduction of the euro on January 1, 1999.

        The Company is currently unable to determine the ultimate long term financial impact of the exclusive use of the euro on the Company's markets and on the economies of the countries in which the Company operates. This impact will be dependent upon the evolving competitive situations and macro-economic impact of the introduction of the euro.

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

        Since 1984, the Company's facilities in Mountain View, California ("Mountain View Site") have been undergoing investigation and remediation in response to past releases of industrial solvents to the soil and groundwater. In addition, the impacted groundwater has migrated to what is referred to as the North Bayshore Area. As a result of these past releases, the Mountain View Site and other neighboring sites are listed on the NPL or the Superfund List under CERCLA. The Company is subject to Orders that require the Company to perform remediation on- and off-site and investigate other potentially responsible parties. Pursuant to the Orders and other orders issued to other responsible parties, the Company and other responsible parties are jointly performing and funding remediation which includes soil treatment and on-site and off-site groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the Order are in place, and consequently the initial capital expenses for such systems have been incurred. As of November 1998, the Company has received permission from the Regional Water Quality Control Board (RWQCB) to shut down one of its extraction well. The Company is seeking permission to shut down a second well. In October 1997, the Company was served with a complaint that had been filed in the Superior Court of the State of California seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals (Rosario Balcita et al.
v. Teledyne Semiconductor, Spectra-Physics Lasers, et al.). While the Company believes it has meritorious defenses to the claims asserted in this lawsuit and intends to vigorously defend itself in this case, the amount of loss, if any, that may result upon resolution of this complaint is not currently estimable nor have any amounts been accrued in the financial statements. There can be no assurance that the complaint will be resolved without adverse impact to the Company's financial position or results of operations. There can be no assurances that other parties will not come forward and claim personal injury or property damage.


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

      EXHIBIT
       NUMBER                            DESCRIPTION
       ------                            -----------
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

                                            Spectra-Physics Lasers, Inc.

Date: November 13, 1998                            /s/ PATRICK L. EDSELL
                                            ------------------------------------
                                                    Patrick L. Edsell
                                              Chairman, President and Chief
                                                    Executive Officer

Date: November 13, 1998                            /s/ THOMAS J. SCANNELL
                                            ------------------------------------
                                                     Thomas J. Scannell
                                             Vice President, Finance, Secretary,
                                                       and Treasurer
                                                (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------
27                           Financial Data Schedule