Form 10-K
period 1998-12-31
SPECTRA PHYSICS LASERS INC
filed 1999-03-15
CIK 1047385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 26, 1999, 16,168,043 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on February 26,
1999) of Spectra-Physics Lasers, Inc., held by nonaffiliates was $16,105,000. For purpose of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be 'affiliates' as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed prior to April 30, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Spectra-Physics Lasers, Inc. (the "Company") is a leader in the design, development, manufacture and distribution of lasers and laser systems for a broad range of markets. The Company has been a pioneer in the laser industry and has developed a proprietary and patented portfolio of laser, optic and related manufacturing technologies. The Company offers two broad product lines: high power semiconductor-based lasers and laser-based systems (high power semiconductor lasers (HPSL) and semiconductor laser pumped solid state (SLPSS) lasers) and conventional lasers and laser-related products. The Company's high power semiconductor-based products range from semiconductor lasers, the basic engine, through semiconductor laser pumped lasers to end user systems. Through technological innovation, the Company is leading the transition to high power semiconductor-based lasers from conventional lasers such as gas, liquid and lamp pumped lasers. The Company has been at the forefront of high power semiconductor-based laser technology for the last 15 years and is leveraging its technical strengths to develop high power semiconductor-based lasers, which are generally more efficient, reliable, cost-effective and compact than conventional lasers. These lasers are enabling many new applications and replacing conventional lasers in existing applications in industrial, OEM and research and development markets. According to Strategies Unlimited, a market research firm, the use of high power semiconductor-based lasers is expected to increase approximately 20% to 40% annually over the next several years.

     The Company is also a leading supplier of conventional lasers and laser-related products to industrial and research and development customers. These lasers, while based on older technology, have unique performance characteristics that make them the only current solution for certain demanding technical applications. According to Laser Focus World, the market for high power conventional lasers is expected to grow from $1.6 billion in 1998 to $1.8 billion in 1999. The Company's conventional products include ultrafast systems, amplifier systems, optical parametric oscillators, air and water-cooled ion lasers, high energy flash lamp pumped YAG lasers, optics and optical systems. The Company's strong market position and technology leadership in these conventional laser applications enhances its opportunity to expand its high growth semiconductor-based laser business by generating funds, capitalizing on strong customer relationships and leveraging its technological expertise.

     The Company works closely with its customers to develop its products and is focused on providing innovative solutions to customer needs. To control critical aspects of product quality, significantly improve time-to-market, reduce costs and identify new applications, the Company has vertically integrated into strategic technologies. The Company sells its products to a wide range of customers for use in a variety of applications in markets such as materials processing, life sciences, research and development, printing and telecommunications. The Company's customers include 3D Systems, Becton Dickinson, DaiNippon Screen, Electro-Scientific Industries, ETEC, General Scanning, Haemonetics, IBM, Inspex, KLA/Tencor, Komag, Presstek, Rofin-Sinar, Seagate and Western Digital.

     Spectra-Physics AB, a multinational corporation based in Sweden which is listed for trading on the Stockholm Stock Exchange, indirectly owns 80.4% of the Company's outstanding Common Stock. On February 22, 1999, shareholders of Spectra-Physics AB holding approximately 98.4% of the outstanding shares of Spectra-Physics AB tendered their shares to Thermo Instrument Systems Inc.
(TIS), which shares were thereafter accepted by TIS for approximately $355 million. Accordingly, TIS now indirectly owns approximately 79.1% of the Company's outstanding common stock.

     Prior to the Reorganization described below, the Company, Opto Power Corporation ("Opto Power") and Spectra-Physics Laser Data Systems, Inc. ("Laser Data"), together with various foreign subsidiaries of Spectra-Physics AB that conducted sales and technical support operations on their behalf, were operated as a functional group called the Lasers and Optics Group (collectively, the "Lasers and Optics Group"). In preparation for the Company's initial public offering, the Lasers and Optics Group was reorganized (the

"Reorganization") in October 1997 so that the assets and liabilities (including contractual rights and obligations) of the Lasers and Optics Group are now held by the Company. In connection with the Reorganization, the Company entered into certain agreements with Spectra-Physics AB or its subsidiaries relating to certain aspects of the ongoing relationships between them, such as administrative support services and distribution, facilities leasing, trademark and patent license arrangements. In December 1997, the Company also entered into a registration rights agreement with Spectra-Physics Holdings USA, Inc. ("Holdings"), a wholly-owned subsidiary of Spectra-Physics AB.

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

RISK FACTORS

Fluctuations In Quarterly Operating Results

     The Company's operating results have fluctuated significantly in the past and are expected to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond the Company's control. Results in any period could be affected by changes in market demand, competitive market conditions, market acceptance of new or existing products, fluctuations in foreign currency exchange rates, the cost and availability of components, the Company's ability to manufacture and ship products, the mix of the Company's customer base and sales channels, the mix of products sold, the Company's ability to expand its sales and marketing organization effectively, the Company's ability to attract and retain key technical and managerial employees and general economic conditions. Due to the foregoing factors, the Company's operating results in one or more future periods are expected to be subject to significant fluctuations. In the event such fluctuations result in the Company's financial performance being below the expectations of public market analysts and investors, the price of the Company's Common Stock would likely decline, perhaps substantially.

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

     The Company has experienced a trend in its sales whereby its fiscal fourth quarter net sales represent a disproportionate share of the Company's annual net sales and whereby the Company's first quarter net sales decline significantly compared to the fourth quarter of the prior fiscal year. The Company believes these sales patterns occur in part because of seasonal sales patterns related to customers' fiscal years and in part from the Company's incentive compensation plan which compensates employees based on annual results. The Company recognizes that the non-linear pattern of its shipments leads to inefficiencies in asset and employee utilization. The Company is taking steps to mitigate this sales trend, but this pattern is likely to continue in the near term.

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

Control by Principal Stockholder

     TIS beneficially owns 79.1% of the outstanding shares of Common Stock of the Company. As a result, TIS will be able to control the outcome of matters requiring stockholder approval, including the election of directors, and will have the ability to control the business and affairs of the Company. So long as TIS continues to beneficially own a significant amount of the Company's outstanding Common Stock, only a limited percentage of the Common Stock will be traded in the public market.

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

     The Company relies exclusively on its own production capability to manufacture certain optics and optical systems, semiconductor lasers, lasers and laser-based systems. Because the Company manufactures, packages and tests these components, products and systems at its own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts or equipment, fire, earthquake, natural disaster, equipment failures or otherwise would have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Key Markets and Successful Identification of New Markets

     The Company's current products serve many applications in the materials processing, life sciences, research and development, printing and telecommunications markets. No assurances can be given that these markets will continue to generate significant or consistent demand for the Company's products. Existing markets could be significantly diminished by new technologies or products that replace or render obsolete the Company's technologies and products. The Company is dependent on successfully identifying new markets for its products. There can be no assurance that the Company will be able to successfully identify new high-growth markets in the future. Moreover, there can be no assurance that new markets will develop for the Company's or its customers' products, or that the Company's technology or pricing will enable such markets to develop.

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

Rapid and Fundamental Technological Change

     The laser and optics industry is characterized by extensive research and development expenditures and rapid technological change. The development by current or future competitors of new or improved products, processes or technologies may make the Company's current or proposed products obsolete or less competitive. Although the Company devotes significant resources to further develop and enhance its existing products, including its high power semiconductor-based lasers, there can be no assurance that new or alternative technologies will not make the Company's products obsolete or less competitive. The Company's future business, operating results and financial condition will depend on its ability to enhance its existing products, develop new products that address the particular needs of its customers and respond to technological advances and emerging industry standards and practices.

Competition

     The Company's various markets are highly competitive. The Company's overall competitive position depends on a number of factors including the price, quality and performance of its products, the level of customer service, the development of new technology and the Company's ability to participate in emerging markets. The Company faces competition from three primary sources: current direct competitors, potential competitors and suppliers of new technologies. The Company offers a range of components, subsystems, products and systems and has a number of competitors worldwide in various segments of its markets. In its HPSL markets, direct competitors include SDL, Inc., Coherent, Inc., Siemens and Thompson-CSF. In its SLPSS laser markets, major competitors include Coherent, Inc. and Lightwave Electronics Inc. In the laser disk texturing market, the Company's major competitor is IBM Corporation. In its other product markets, the Company's major competitors include Coherent, Inc., Continuum (a division of Hoya) and Uniphase Corporation. None of the Company's competitors competes in all of the product areas and industries currently served by the Company. However, as existing or new markets continue to grow, the Company expects that new competitors will emerge and present competitors will seek to increase their market share.

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

     The laser and optics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Litigation has been necessary and may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation has in the past resulted in substantial costs and diversion of resources and any future actions could have a material adverse effect on the Company's business, operating results and financial condition. In particular, the Company has been involved in litigation with two of its principal competitors, SDL, Inc. and Uniphase Corporation. The SDL litigation, which was settled in 1997, was initiated by the Company in 1995 to enforce its rights under a technology agreement with SDL. The Uniphase litigation, which was settled in 1994, was initiated by the Company in 1991 to enforce the Company's rights under one of its patents.

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

Risks Associated With International Sales

     International sales accounted for approximately 46%, 45%, and 52%, of the Company's net sales in 1998, 1997 and 1996, respectively. International sales carry a number of inherent risks, including exposure to currency fluctuations, potentially adverse tax consequences, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, generally longer receivable collection periods, changes in political and regulatory environments, tariffs and other potential trade barriers. In addition, certain of the Company's international sales are subject to export licensing and approvals by U.S. governmental agencies. Although to date the Company has experienced no significant difficulty in obtaining such licenses or approvals, the failure to obtain such licenses or approvals or comply with such regulations in the future could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Certain of these Environmental Laws, including the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA") and similar state laws (collectively, "Superfund Laws"), hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products ("Hazardous Substances"). Such Superfund Laws also provide for responses to and liability for releases of certain Hazardous Substances into the environment. The nature of the Company's operations and the long history of industrial uses at some of its current or former facilities expose the Company to risk of liabilities or claims under Superfund Laws. In 1988, the Company was named on the General Notification List of the Environmental Protection Agency (EPA)stating that the Company may be a Potentially Responsible Party (PRP) under the Superfund Laws for Hazardous Substances which may have been generated by its former operations at a former site. Since that time, the Company has not been named in the EPA's first or second tier lists, and has not been pursued as a PRP by the EPA or any of the other PRPs.

     Since 1984, the Company's facilities in Mountain View, California ("Mountain View Site") have been undergoing investigation and remediation in response to past releases of industrial solvents to the soil and groundwater. In addition, the impacted groundwater has migrated to what is referred to as the North Bayshore Area. As a result of these past releases, the Mountain View Site and other neighboring sites are listed on the National Priorities List ("NPL" or the "Superfund List") under CERCLA. The Company is subject to orders issued by the California Regional Water Quality Control Board ("Orders") that require the Company to perform remediation on-site and off-site and investigate other potentially responsible parties. Pursuant to the Orders and other orders issued to other responsible parties, the Company and other responsible parties are jointly performing and funding remediation which includes soil vapor extraction and groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the Orders are in place, and consequently the initial capital expenses for such systems have been incurred. As of November 1998, the Company had received permission from the Regional Water Quality Control Board (RWQCB) to shut down one of its extraction wells and one of its soil vapor extraction units. The Company has also been given permission to run tests that may allow it to shut down a second well. The Company is further in process of applying for permission to shut down its second soil vapor extraction system. In October 1997, the Company was served with a complaint that had been filed in the Superior Court of the State of California seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals (Rosario Balcita et al. v. Teledyne Semiconductor, Spectra-Physics Lasers, et al.). As of December 31, 1998, there has been a summary judgement ruling in the case in favor of the Company and its co-defendants in regards to the four adults involved in the case. There can be no assurance that the summary judgement will not be successfully appealed or that the complaint will be resolved without adverse impact to the Company's financial position or results of operations. There can be no assurances that other parties will not come forward and claim personal injury or property damage.

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

Potential Sales of Stock by Holdings; Shares Eligible for Future Sale

     Future sales by Spectra-Physics Holdings USA, Inc. of the Company's Common Stock could adversely affect the prevailing market price of the Common Stock. Holdings is permitted to sell in the public market specified amounts of Common Stock without registration pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). In addition, the Company is obligated under a registration rights agreement with Holdings to register under the Securities Act the shares of Common Stock owned by Holdings upon its demand.

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

INDUSTRY BACKGROUND

     A laser uses energy from a power source to stimulate a particular type of material, which creates and emits photons (i.e., light). The light emitted by lasers is more intense and has higher purity than the light emitted by conventional light sources. These characteristics enable applications in several broad markets such as materials processing, life sciences, research and development, printing and telecommunications. The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application are wavelength (color), output power, repetition rate, cost and operating life.

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

Today, lasers are used in a wide range of applications and various markets including biotechnology, consumer electronics, industrial process control, materials processing, measurement, medical, printing, research and development, semiconductor manufacturing and telecommunications. According to Laser Focus World, the worldwide market for lasers grew from approximately $1.1 billion in 1993 to an estimated $3.9 billion in 1998, which represents a compound annual growth rate of approximately 29%.

     Lasers can be generally classified into four basic types: gas, liquid, lamp pumped solid state and semiconductor-based. A significant portion of the installed base of lasers is comprised of gas, liquid and lamp pumped lasers. The principal markets for these conventional lasers have been materials processing, medical and scientific applications. According to Laser Focus World, the market for high power conventional lasers was approximately $1.6 billion in 1998, and is expected to increase to approximately $1.8 billion in 1999. Despite continuous advances in technology, significant shortcomings still exist with most conventional lasers. Most gas lasers are large, expensive, inefficient and fragile, many liquid lasers use carcinogenic dyes and have limited performance ranges, and lamp pumped lasers are limited by their dependence on inefficient and unreliable incandescent lamps. These lasers, while based upon older technology, have unique performance characteristics that make them the only current solution for certain demanding technical applications.

     Semiconductor-based lasers are a relatively new and innovative technology. A semiconductor-based laser creates light from the flow of an electric current through a specially designed semiconductor device. Semiconductor-based lasers include both high and low power devices as well as semiconductor laser pumped solid state lasers.

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

     The semiconductor-based laser market generally can be divided into two categories: low power (less than 0.5 W), such as lasers used in CD players and laser printers, and high power (0.5 W or greater). To date, the greatest penetration of semiconductor-based lasers has been in applications that require low power. As high power semiconductor-based laser technology continues to advance, the use of high power semiconductor-based lasers is expected to increase approximately 20% to 40% annually over the next several years according to Strategies Unlimited, a market research firm.

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

STRATEGY

     The Company has been a leading supplier of lasers and laser systems for over 37 years and has been developing high power semiconductor-based lasers for the last 15 years. The Company has a significant proprietary and patented portfolio of lasers, optics and other related laser and manufacturing technologies. As a result, the Company believes that it is uniquely positioned to capitalize on the significant market opportunities for high power semiconductor-based lasers and end-user systems. Key elements of the Company's strategy include the following:

     Capitalize on Leadership in Semiconductor-based Laser Technology. To enhance its leadership position, the Company is continuing to focus substantial resources on semiconductor-based laser technology, enabling the Company to continue developing new products for existing and emerging markets. For example, the Company continues to offer the highest power and brightest commercially available semiconductor-based lasers.

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

     Introduce Systems Products. The Company's expertise in semiconductor-based laser and optics technology has enabled it to successfully introduce and market systems products in the disk drive industry. The Company's LZT-500, LZT-1000 and LZT-2000 systems use a Spectra-Physics SLPSS laser and optical beam train together with custom hardware and software to laser zone texture hard disks. Laser disk texturing systems increase the storage capacity of a hard disk. The Company is focused on developing other laser data storage systems based on its laser and optics technology.

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

MARKETS

     The Company produces a broad range of lasers, laser systems, optics, optical systems and end user systems for the industrial, OEM and research and development markets. The primary applications for the Company's products in these markets are as follows:

     - Printing/Graphics. Historically, the commercial printing market has used silver halide-based film. In recent years, the commercial printing industry has increasingly shifted to thermal-based materials which require high power semiconductor-based lasers in the film exposure process. The Company believes that the incremental use of thermal-based materials for commercial printing will increase the demand for high power semiconductor-based lasers. The Company's high power semiconductor-based lasers are being used in conjunction with thermal-based plate development by a number of major film suppliers as well as in direct-to-press applications.

     - Materials Processing. Materials processing encompasses a wide range of industrial processes that require the delivery of precisely controlled heat or light. Major segments of this market include:

         Hard Disk Texturing. In hard disk drive manufacturing, disks must be roughened or "textured" to prevent the head from fusing to the smooth surface of the disk causing the hard drive to "crash." Traditional texturing involves the mechanical application of a diamond paste to the entire disk surface. Laser-based texturing -- in which a laser is used to create tiny bumps on the disk surface -- is rapidly replacing mechanical texturing. A laser produces faster, cleaner, less wasteful and more consistent texturing over a smaller area of the disk, enabling more of the disk to be used for storage and increases the disk's storage capacity.

         Rapid Prototyping. Rapid Prototyping is the computer generation of three-dimensional objects from CAD/CAM system input which typically is used for producing models, manufacturing prototypes, masters and patterns. Rapid Prototyping involves exposing a proprietary photopolymer with ultraviolet light which "cures" the polymer creating a solid model in hours. Traditional hand crafting or machining methods can take weeks or even months to achieve the same result. Because of the advantages of SLPSS lasers, they have replaced conventional lasers in Rapid Prototyping applications requiring high power. The Company recently commenced shipments of a second generation high power laser for the Rapid Prototyping market.

         Semiconductor Manufacturing, Inspection and Repair. Lasers are used to adjust the electrical characteristics of resistors, to inspect semiconductor wafers for defects and to repair semiconductor devices such as DRAMs and SRAMs. Because of their high reliability and ease of use, SLPSS lasers are widely used in these applications.

         Via Hole Drilling. Historically, holes in printed circuit boards have been made using mechanical drilling techniques. Increased packing density has led to a new technique where very small holes are drilled from an outer layer to specific inner layers and then plated to make electrical contact. The size of these holes (80 microns or less) preclude efficient mechanical drilling and manufacturers are moving to laser-based methods. SLPSS lasers are increasingly being utilized for this application. The Company is actively involved in developing ultraviolet SLPSS laser sources for this application.

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

     - Research and Development. Research and development has historically been a major market for conventional laser technology, such as water cooled gas lasers, high energy flash lamp pumped YAG lasers and ultrafast systems with an installed base of tens of thousands of lasers. As new SLPSS lasers that can replicate the performance of conventional lasers are developed, they are rapidly replacing conventional lasers in this market. For example, in 1996 the Company commenced shipments of a 5 W CW green SLPSS laser called the Millennia to research and development customers. Recently, the Company introduced the Millennia s series of 2 W to 10 W systems packaged in the industry's smallest footprint. To date, approximately 900 Millennia lasers have been sold, many of which are being used by research and development customers to replace their existing water cooled ion lasers. Current applications for SLPSS lasers in the research and development market include pump lasers for ultrafast systems, confocal microscopy systems and seed lasers in amplifier systems.

     - Life Sciences. Semiconductor-based lasers are increasingly used in therapeutic, surgical, dental and diagnostic medical applications. Therapeutic applications include a variety of skin treatments, such as hair removal, and thermal treatments using endoscopic delivery to internal organs such as the prostate. Surgical applications are expanding rapidly and now include general purpose endoscopic contact and non-contact surgical tools. Several diagnostic techniques, including magnetic resonance imaging, also employ semiconductor lasers. In this market, the Company provides semiconductor-based lasers to medical device OEMs.

     - Other. Part of the Company's strategy is to continue to identify applications for its technology in other markets. For example, the Company manufactures and sells conventional lasers for use in light shows and other entertainment market applications.

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

                                                                             PRODUCT
                                                              -------------------------------------
                     LASER APPLICATION                        HPSL   SLPSS   SYSTEMS   CONVENTIONAL
                     -----------------                        ----   -----   -------   ------------
Printing/Graphics...........................................   M       M                    M
Materials Processing
  -- Hard Disk Texturing....................................           M        M
  -- Rapid Prototyping......................................           M                    M
  -- Semiconductor and Micromachining.......................   M       M                    M
  -- Marking................................................   M       M                    M
Research and Development....................................   M       M        M           M
Medical.....................................................   M       M                    M
Other
  -- Telecommunications.....................................   M       M                    M
  -- Entertainment..........................................   M       M                    M

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

     The Company manufactures a range of HPSL products with wavelengths from 785 nm to 1800 nm and output powers from less than one Watt to stacked bars (two dimensional arrays) which produce hundreds or thousands of Watts. These products are available in various forms, from bare diodes on heat sinks, to fiber-coupled single emitters and bars, to two dimensional arrays, to fully integrated modules and microprocessor-controlled units containing power supplies and active coolers.

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

     Laser Disk Texturing Products. The Company's laser disk texturing products offer significant advantages over conventional mechanical processing. The Company's LZT-1000 and LZT-2000 have two main components: a laser texturing component, in which a semiconductor-based laser creates tiny bumps on the surface of the disks, and a material handling component, in which a robot inserts and removes the disks from the laser texturing fixture. The Company's LZT-500 includes only the laser texturing component which enables the customer to integrate the laser texturing system into its own proprietary material handling process. The LZT-2000, the Company's most recently released laser disk texturing system, uses a green laser to produce smaller bumps on the disk, further increasing the capacity of the disk. The Company's laser disk texturing systems can process up to 350 disks per hour.

     Conventional Products. The Company is a leading supplier of high power conventional lasers to industrial and research and development customers. These lasers, while based upon older technology, have unique performance characteristics that make them the only current solution for certain demanding technical applications. According to Laser Focus World, the market for high power conventional lasers is expected to grow from $1.6 billion to $1.8 billion in 1999. The Company's strong market position and technology leadership in these conventional laser applications enhances its opportunity to expand its high growth semiconductor-based laser business by generating funds, capitalizing on strong customer relationships and leveraging its technological expertise. The Company manufactures and sells a broad range of conventional laser products including:

     - Air-cooled gas lasers ranging from 5 to 300 mW (14 models)

     - Water-cooled gas lasers ranging from 4 to 30 W (8 models)

     - Flash lamp pumped YAG lasers ranging from 500 mJ to 3 J as well as 4 harmonic wavelengths (12 models)

     - Ultrafast lasers with pulse widths as low as 50 femtoseconds (7 models)

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

     Spectra-Physics Technology. Formed in 1961 as the first commercial laser company, the Company has a long history of introducing innovative technologies and laser products. Some of the innovative laser products successfully introduced by the Company include: commercial argon gas lasers (1964), high power helium neon lasers (1976), sealed cavity air cooled gas lasers (1981), HPSLs (1983), fiber-coupled SLPSS lasers (1986), titanium-sapphire ultrafast lasers (1990), FC bar semiconductor technology (1992), high power CW SLPSS green lasers (1996) and the highest power (60 W) commercially available HPSLs (1998).

     Recent examples of the Company's technological leadership in semiconductor-based lasers and systems include its discovery of QMAD, a patented technique for shortening the fundamental output wavelength from an SLPSS laser that enables the Company to produce green lasers with powers up to 12 W. The high efficiency QMAD technique has also enabled the Company to produce green SLPSS lasers with lower powers for price sensitive OEM markets. The Company also recently developed and commercialized high power semiconductor bars that produce over 60 W of power. In addition, the Company recently developed and commercialized a second generation high power SLPSS laser producing more than 300 mW of power. These new SLPSS lasers are displacing large frame gas lasers in the rapid prototyping market.

     The Company is also a technology leader in laser disk texturing systems for the hard disk drive market. The Company's disk texturing systems incorporate diffraction limited optics capable of producing bumps on either aluminum or glass substrates less than 3 micons in diameter and below 20 nm in height with an autofocus servo to maintain long term consistency. Each tool incorporates conveyors and robotic automation capable of processing over 3 million disks annually, resulting in the lowest process costs per disk in the industry.

     The Company also has state-of-the-art technology in its conventional products. For example, the Company's Tsunami offers the highest power, broadest tunability and widest pulse width coverage of any commercial ultrafast system. During 1998 the Company introduced green and ultraviolet versions of its INDI series pulsed, flash lamp-pumped Nd: YAG lasers for industrial applications such as marking of plastics and ceramic components, laser cleaning and flat-panel display repair. Additionally, the Company recently introduced its Advantage(TM) series of air-cooled argon ion lasers. These lasers utilize a power supply design which automatically senses and compensates for variations in line voltage. This power supply is also extremely compact, being only half the weight and 2/3 the size of previous designs. These air-cooled lasers can be used in such applications as semiconductor wafer inspection, confocal microscopy, DNA sequencing, flow cytometry, image setting and computer-to-plate printing.

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

     As of January 31, 1999, the Company's direct sales units employ approximately 184 people performing sales, service engineering, customer support and administrative functions. They are responsible for the complete order fulfillment cycle, from quotation through order placement to delivery. The sales organization is also responsible for bringing the appropriate marketing and technical resources to bear on a customer's requirements and ensuring the customer receives high-quality support.

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

     Backlog consists of written purchase orders or other commitments for products which are scheduled to be shipped within the following twelve months. As of December 31, 1998, the Company's backlog was approximately $38.0 million, compared with approximately $49.1 million at December 31, 1997. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer without penalty. Because of the possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will often not reflect orders shipped in the same quarter that they are booked, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

CUSTOMERS

     Through its global distribution and service network the Company provides a range of laser solutions to its major markets. The Company has approximately 2000 customers, over 800 of which are OEM customers and over 1200 are research and development customers. The Company's major customers include: 3D Systems, Becton Dickinson, DaiNippon Screen, Electro-Scientific Industries, ETEC, General Scanning, Haemonetics, IBM, Inspex, KLA/Tencor, Komag, Presstek, Rofin-Sinar, Seagate and Western Digital. During 1998 and 1997, 54.2% and 54.8% of the Company's sales were in North America, 19.4% and 19.7% were in Japan, 19.9% and 19.8% were in Europe, 3.9% and 2.9% were in Other Asia, and 2.6% and 2.8% were in Rest of the World respectively. No single customer accounted for more than 10% of the Company's sales for 1998 or 1997.

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

     In 1998, 1997 and 1996, the Company expended approximately $16.7 million, $14.4 million and $12.0 million, respectively, on internally funded research and development. In these three years, such expenditures included significant investments in the development of the Company's laser disk texturing system. The Company expects to continue to spend substantial amounts on research and development activities. The Company's ability to successfully compete will be substantially dependent on its ability to design, develop and introduce new products on a timely basis.

     As of January 31, 1999, the Company had approximately 127 employees engaged in advanced research and product development and engineering, of whom approximately 74 are professional engineers or have master's or doctor's degrees (including 23 Ph.D.s). The Company's research and development activities are carried out in Mountain View, California for SLPSS lasers, optical coatings, laser disk texturing and conventional products, in Oroville, California for optical systems and optics fabrication and in Tucson, Arizona for HPSLs. The Company maintains close working relationships with several leading industrial, government and university research laboratories around the world. Such relationships include funding of third party research, joint development programs and licensing of patents developed by such organizations. The Company also participates in certain U.S. government funded programs such as Technology Reinvestment Program (TRP), when the programs' objectives are consistent with the Company's technology road map.

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

     The Company has manufacturing operations in Mountain View and Oroville, California and Tucson, Arizona. The Company's four manufacturing operations in Mountain View include research optics manufacturing, plasma tube manufacturing, laser manufacturing and laser disk texturing manufacturing. The Company's manufacturing operations in Tucson include semiconductor laser manufacturing and integrated unit assembly. The Company has manufacturing operations in Oroville that include optics fabrication and coating, optical system manufacturing and metal component fabrication. The Company's principal manufacturing operations are:

     - Semiconductor Laser Manufacturing. The Company's semiconductor laser manufacturing operation is vertically integrated and has capabilities in wafer fabrication, wafer processing, bar processing, device packaging, test and burn-in and fiber-coupling. The Company has three large scale epitaxial deposition units, two of which are capable of handling three inch wafers.

     - Plasma Tube Manufacturing. The Company makes three types of plasma tubes: glass, metal beryllium oxide and metal ceramic. These tubes are used as the photon source for its gas lasers.

     - Optics Fabrication and Coating. The Company fabricates and coats many of the optics used in its lasers. These operations are conducted in a state-of-the-art facility constructed to Class 10,000 clean room standards with portions of the building maintained at either Class 1000 or Class 100 levels as required.

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

INTELLECTUAL PROPERTY

     The Company has approximately 152 active patents and approximately 79 additional patent applications pending. The Company also has a royalty-free license to all of SDL's patents applied for or issued prior to June 25, 1993.

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

COMPETITION

     The Company's various markets are highly competitive. The Company's overall competitive position depends on a number of factors including the price, quality and performance of its products, the level of customer service, the development of new technology and the Company's ability to participate in emerging markets. The Company faces competition from three primary sources: current direct competitors, potential competitors and suppliers of new technologies. The Company offers a range of components, subsystems, products and systems and has a number of competitors worldwide in various segments of its markets. In its HPSL markets, direct competitors include SDL, Inc., Coherent, Inc., Siemens and Thompson-CSF. In its SLPSS laser markets, major competitors include Coherent, Inc. and Lightwave Electronics Inc. In the laser disk texturing market, the Company's major competitor is IBM Corporation. In its other product markets, the Company's major competitors include Coherent, Inc., Continuum (a division of Hoya) and Uniphase Corporation. None of the Company's competitors competes in all of the product areas and industries currently served by the Company. However, as existing or new markets continue to grow, the Company expects that new competitors will emerge and present competitors will seek to increase their market share.

EMPLOYEES

     At January 31, 1999, the Company had 864 full time employees, including 127 in research, development and engineering, 184 in sales, service and marketing, 450 in operations and 103 in general management, administration and finance. The Company intends to hire additional personnel in each of these areas. The Company also had approximately 31 temporary workers and consultants at January 31, 1999. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a general work stoppage, slowdown or strike. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

     The Company conducts its business from office and manufacturing facilities at six locations in Mountain View, California, two facilities in Oroville, California and one facility in Tucson, Arizona. In the aggregate, the Company occupies approximately 46,100 square feet of owned space and 129,500 square feet of leased space in Mountain View, 63,000 square feet of leased space in Oroville and 78,956 square feet of owned space in Tucson. The Company's lease agreements have expiration dates ranging from 1999 to 2008. In addition, the Company leases sales and service offices in Tokyo and Osaka, Japan, Darmstadt, Germany, Z.A. de Courtaboeuf, France, Eindhoven, the Netherlands and Hemel Hempstead, Great Britain. These leases have expiration dates ranging from 2000 to 2002.

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

     Certain of these Environmental Laws, including Superfund Laws, hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of Hazardous Substances. Such Superfund Laws also provide for responses to and liability for releases of certain Hazardous Substances into the environment. The nature of the Company's operations and the long history of industrial uses at some of its current or former facilities expose the Company to risk of liabilities or claims under Superfund Laws. In 1988, the Company was named on the General Notification List of the Environmental Protection Agency
(EPA)stating that the Company may be a Potentially Responsible Party (PRP) under the Superfund Laws for Hazardous Substances which may have been generated by its former operations at a former site. Since that time, the Company has not been named in the EPA's first or second tier lists, and has not been pursued as a PRP by the EPA or any of the other PRPs.

     Since 1984, the Company's facilities in Mountain View, California ("Mountain View Site") have been undergoing investigation and remediation in response to past releases of industrial solvents to the soil and groundwater. In addition, the impacted groundwater has migrated to what is referred to as the North Bayshore Area. As a result of these past releases, the Mountain View Site and other neighboring sites are listed on the NPL or the Superfund List under CERCLA. The Company is subject to Orders that require the Company to perform remediation on-site and off-site and investigate other potentially responsible parties. Pursuant to the Orders and other orders issued to other responsible parties, the Company and other responsible parties are jointly performing and funding remediation which includes soil vapor extraction and groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the Order are in place, and consequently the initial capital expenses for such systems have been incurred. As of November 1998, the Company had received permission from the Regional Water Quality Control Board (RWQCB) to shut down one of its extraction wells and one of its vapor extraction units. The Company has also been given permission to run tests that may allow it to shut down a second well. The Company is further in process of applying for permission to shut down its second soil vapor extraction system. In October 1997, the Company was served with a complaint that had been filed in the Superior Court of the State of California seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals (Rosario Balcita et al. v. Teledyne Semiconductor, Spectra-Physics Lasers, et al.). As of December 31, 1998, there has been a summary judgement ruling in the case in favor of the Company and its co-defendants in regards to the four adults in the case. There can be no assurance that the summary judgement will not be successfully appealed or that the complaint will be resolved without adverse impact to the Company's financial position or results of operations. There can be no assurances that other parties will not come forward and claim personal injury or property damage.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

     None.

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Spectra-Physics Lasers, Inc.'s Common Stock began trading on the NASDAQ National Market System under the symbol SPLI on December 12, 1997. Prior to such time, there was no public market for the Common Stock of the Company. The following table sets forth for the periods indicated the high and low sale prices per share for the Company's Common Stock as reported on the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   ------
Fiscal 1998:
  First quarter.............................................  $18.50   $12.25
  Second quarter............................................   21.50     9.00
  Third quarter.............................................   12.81     6.50
  Fourth quarter............................................    9.50     5.63

Fiscal 1997:
  Fourth quarter (from December 12, 1997)...................  $13.63   $12.13

     The number of stockholders of record as of February 26, 1999 was 24. No cash dividends have been declared or paid and the Company has no present intention to declare or pay cash dividends.

     On December 18, 1997, the Company issued a total of 408,043 shares of Common Stock to three employees of Opto Power Corporation, the Company's wholly owned subsidiary, pursuant to the Spectra-Physics Restricted Stock Plan and in partial exchange for such employees' agreement to cancel options to purchase, in the aggregate, up to 20% of the outstanding common stock of Opto Power Corporation on a fully diluted basis.

     The subparagraph numbers listed below correspond to the applicable sections on Item 701 (f) of Regulation S-K.

(1)         Effective date:                                             December 11, 1997
            Commission file number:                                     333-38329
(2)         Offering dates:                                             December 11, 1997;
                                                                        January 5, 1998*
(3)         Not applicable.
(4)  (i)    The offering was terminated in January 1998 after the
            sale of all securities registered.
     (ii)   Managing underwriters:                                      NationsBanc Montgomery
                                                                        Securities, Inc.
                                                                        Cowen & Company
     (iii)  Title of each class of securities registered:               Common stock, par
                                                                        value:
                                                                        $0.01 per share
     (iv)   Amount of securities registered:                            2,760,000 shares
            Aggregate price of the offering amount registered:          $27,600,000
            Amount of securities sold:                                  2,760,000 shares
            Aggregate offering price of the amount sold to date:        $27,600,000
     (v)    Expenses incurred:
            Underwriting discount and commissions                       $ 1,932,000
            Other expenses                                                1,766,000
                                                                        ------------
            Total expenses                                                3,698,000
                                                                        ------------
     (vi)   Net offering proceeds to issuer                             $23,902,000
                                                                        ------------
                                                                        ------------
     (vii)  Use of proceeds by issuer from
            December 11, 1997 to December 31, 1998:                     Short-term
                                                                        investments:
                                                                        $23,902,000

---------------
* On January 5, 1998, the Company received net proceeds of $3,248,000 pursuant to the offering of 360,000 shares of Common stock upon the exercise of the underwriters' overallotment option.

     None of the expenses incurred in the offering, nor the use of proceeds of the offering, were paid to (i) directors, officers, general partners of the issuer or their associates, (ii) persons owning 10% or more of any class of securities of the issuer or (iii) affiliates of the issuer.

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 1998       1997       1996       1995      1994
                                               --------   --------   --------   --------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales....................................  $169,016   $159,174   $135,434   $112,527   $95,123
Cost of products sold........................   103,724     98,772     88,320     73,040    62,482
                                               --------   --------   --------   --------   -------
  Gross margin...............................    65,292     60,402     47,114     39,487    32,641
Operating expenses:
  Research and development...................    16,728     14,365     12,005      7,933     7,788
  Selling, general and administrative........    34,903     32,539     28,966     27,848    24,812
  Other(1)...................................        --     15,757      6,915      1,863        --
                                               --------   --------   --------   --------   -------
          Total operating expenses...........    51,631     62,661     47,886     37,644    32,600
                                               --------   --------   --------   --------   -------
     Operating income (loss).................    13,661     (2,259)      (772)     1,843        41
Other income (expense):
  Interest income (expense)..................     1,335     (4,005)    (5,374)    (4,590)   (3,492)
  Foreign currency gain (loss)...............        --      2,067      2,532      1,046    (1,439)
  Legal settlement(2)........................        --     17,010         --         --        --
                                               --------   --------   --------   --------   -------
          Total other income (expense).......     1,335     15,072     (2,842)    (3,544)   (4,931)
                                               --------   --------   --------   --------   -------
     Income (loss) before income taxes.......    14,996     12,813     (3,614)    (1,701)   (4,890)
Income tax expense (benefit).................     5,349    (21,048)       634        318       311
                                               --------   --------   --------   --------   -------
     Net income (loss).......................  $  9,647   $ 33,861   $ (4,248)  $ (2,019)  $(5,201)
                                               ========   ========   ========   ========   =======
     Net income (loss) per share:
          Basic..............................  $   0.60   $   2.57   $  (0.33)
                                               ========   ========   ========
          Diluted............................  $   0.59   $   2.57   $  (0.33)
                                               ========   ========   ========
     Shares used in computing net income
       (loss) per share (3):
          Basic..............................    16,168     13,162     13,000
                                               ========   ========   ========
          Diluted............................    16,473     13,191     13,000
                                               ========   ========   ========

                                                               AS OF DECEMBER 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................  $ 72,277   $ 68,941   $ 27,531   $ 30,273   $ 26,452
Total assets................................   157,028    140,524     86,848     80,691     65,915
Long term liabilities.......................     1,983      1,677     71,584     69,067     58,775
Stockholders' equity (deficit)..............   110,068     96,324    (21,223)   (16,480)   (14,348)
OTHER DATA:
Operating income (loss) before infrequent or
  unusual items(4)..........................  $ 13,661   $ 13,498   $  6,143   $  3,706   $     41
                                              ========   ========   ========   ========   ========

---------------
(1) Includes $1,657,000 in 1997, $1,915,000 in 1996, and $863,000 in 1995 of
    legal expenses associated with a lawsuit which was settled in the second quarter of fiscal 1997; and $14,100,000 in 1997, $5,000,000 in 1996 and
    $1,000,000 in 1995 of compensation expense associated with certain stock options.

(2) In May 1997, the Company received net proceeds of $17,010,000 in settlement of a lawsuit.

(3) See Note 2 of the Notes to the Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per share.

(4) Other data is presented as supplemental information and should not be construed as a substitute, or better, indicator of, results of operations than operating income (loss) or net income (loss) determined in accordance with generally accepted accounting principles. This data represents actual operating income (loss) adjusted for the following: (a)legal expenses associated with a lawsuit of $1,657,000 in 1997, $1,915,000 in 1996 and $863,000 in 1995; and (b) compensation expense associated with stock options of $14,100,000 in 1997, $5,000,000 in 1996 and $1,000,000 in 1995. While
    such items are not expected to be incurred in the future, there can be no assurances that similar items might not occur.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leader in the design, development, manufacture and distribution of lasers and laser systems for a broad range of markets. Spectra-Physics AB, a multinational corporation based in Sweden which is listed for trading on the Stockholm Stock Exchange, indirectly owns 80.4% of the Company's outstanding Common Stock. On February 22, 1999, shareholders of Spectra-Physics AB holding approximately 98.4% of the outstanding shares of Spectra-Physics AB tendered their shares to Thermo Instrument Systems Inc.
(TIS), which shares were thereafter accepted by TIS for approximately $355 million. Accordingly, TIS now indirectly owns approximately 79.1% of the Company's outstanding common stock. Prior to the Reorganization described below, the Company, Opto Power Corporation and Spectra-Physics Laser Data Systems, Inc., together with various foreign subsidiaries of Spectra-Physics AB that conducted sales and technical support operations on their behalf, were operated as a functional group called the Lasers and Optics Group. In preparation for the Company's initial public offering, the Lasers and Optics Group was reorganized (the "Reorganization") in October 1997 so that the assets and liabilities (including contractual rights and obligations) of the Lasers and Optics Group are now held by the Company.

     In December 1997, the Company completed an initial public offering of 2,400,000 shares of Common Stock, at an offering price of $10.00 per share. An additional 360,000 shares of common stock were sold in January 1998 in accordance with an overallotment option granted to the underwriters. The net proceeds from the sale of these shares was approximately $23.9 million.

     The 1997 and 1996 consolidated financial statements reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity. The Company's historical results have varied significantly from period to period due to the inclusion of charges related to legal expenses associated with a lawsuit and compensation expenses associated with certain stock options. The Company also incurred interest expense on loans and advances from Spectra-Physics AB and foreign currency gains and losses resulting from the Company's participation in Spectra-Physics AB's foreign currency hedging program. None of these charges and credits are expected to be incurred in the future. However, there can be no assurance that similar items might not occur.

     Net sales for products are recognized upon shipment. The Company derives its revenue primarily from the sale of high power semiconductor-based and conventional lasers and laser systems. High power semiconductor-based lasers and laser systems are sold into the OEM/industrial market and the research and development market. The OEM/industrial market is characterized by unit sales, with varying prices, in volumes of as much as several thousand units. Conventional lasers are primarily sold into the research and development market. This market is typically characterized by the sale of single units and systems with prices that range from approximately $3,000 to $500,000. Sales in this market have historically varied from quarter to quarter due to seasonal fluctuations and governmental spending patterns. Over the last three years, a growing proportion of the Company's total net sales and most of its sales growth have been from high power semiconductor-based lasers.

     The Company's sales have shown a pattern in the last several years whereby the fiscal fourth quarter net sales represent a large share of the Company's annual net sales and whereby the Company's first quarter net sales decline significantly compared to the fourth quarter of the prior fiscal year. The Company believes these sales patterns occur in part because of seasonal sales patterns related to customers' fiscal years and in part from the Company's incentive compensation plan which compensates employees based on annual results. The Company recognizes that the non-linear pattern of its shipments leads to inefficiencies in asset and employee utilization. The Company is taking steps to mitigate this sales trend, but this pattern is likely to continue in the near term.

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

     The Company has five reportable segments: the Commercial Systems Group
(CSG) business unit; the Industrial and Scientific Lasers (ISL) business unit; the Original Equipment Manufacturer (OEM) business unit; Opto Power Corporation
(OPC); and Spectra-Physics Distribution (SPD) business unit. CSG designs and manufactures optics, thin films, fabricated parts, plasma tubes, and subsystems for all operating units within the Company and external customers. CSG also designs, manufactures and markets low power laser sources and beam delivery systems for OEM products in the industrial and medical instrumentation markets. ISL designs, markets and manufactures high power semiconductor-based and conventional lasers for the industrial and scientific markets. OEM designs, markets and manufactures high power semiconductor-based lasers for various OEM markets. OPC designs, markets and manufactures high power semiconductor-based laser diodes, components and systems. SPD is the Company's worldwide sales, service and support organization. Reference is made to Footnote 10 of the Consolidated Financial Statements for disclosures of certain financial information related to the reportable segments.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's results of operations as a percentage of net sales:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of products sold.......................................   61.4%     62.1%     65.2%
                                                              -----     -----     -----
  Gross margin..............................................   38.6%     37.9%     34.8%
Operating expenses:
  Research and development..................................    9.9%      9.0%      8.9%
  Selling, general and administrative.......................   20.7%     20.4%     21.4%
  Other.....................................................     --       9.9%      5.1%
                                                              -----     -----     -----
          Total operating expenses..........................   30.5%     39.3%     35.4%
                                                              -----     -----     -----
          Operating income (loss)...........................    8.1%     (1.4)%    (0.6)%
Other income (expense):
  Interest income (expense).................................    0.8%     (2.5)%    (4.0)%
  Foreign currency gain.....................................     --       1.3%      1.9%
  Legal settlement..........................................     --      10.7%       --
                                                              -----     -----     -----
          Total other income (expense)......................    0.8%      9.5%     (2.1)%
                                                              -----     -----     -----
          Income (loss) before income taxes.................    8.9%      8.1%     (2.7)%
Income tax expense (benefit)................................    3.2%    (13.2)%     0.5%
                                                              -----     -----     -----
          Net income (loss).................................    5.7%     21.3%     (3.2)%
                                                              =====     =====     =====
Other Data:
  Operating income (loss) before infrequent or unusual
     items*.................................................    8.1%      8.5%      4.5%
                                                              =====     =====     =====

---------------
* See footnote (4) of Item 6. Selected Financial Data.

     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Net sales

     Net sales were $169.0 million in 1998, $159.2 million in 1997, and $135.4 million in 1996, representing an increase of 6.2% from 1997 to 1998 and 17.5% from 1996 to 1997. Net sales for 1998, calculated using foreign currency exchange rates for 1997, and for 1997, calculated using foreign currency exchange rates for 1996, increased 8.2% from 1997 to 1998, and 23.2% from 1996 to 1997. The growth in sales in actual terms was principally due to increased volumes of high-power semiconductor-based lasers and laser systems, as the market for these products expanded due to customers' acceptance of these products. Sales of high power semiconductor based lasers increased to 50.2% of total sales in 1998 from 48.1% in 1997 and 34.9% in 1996. Net sales were in the following geographic markets:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
North America..............................................  $ 91,545    $ 87,262    $ 65,327
Japan......................................................    32,834      31,334      30,517
Europe.....................................................    33,707      31,536      30,449
Other Asia.................................................     6,508       4,673       4,645
Rest of the World..........................................     4,422       4,369       4,496
                                                             --------    --------    --------
                                                             $169,016    $159,174    $135,434
                                                             ========    ========    ========

     Net sales are attributed in the above table based on the location of the Company's customer. Substantially all sales in North America, Other Asia and Rest of the World are denominated in U.S. dollars. Europe and Japan in the above table include sales from the Company's European and Japan sales subsidiaries, respectively. Export sales to countries not located in Asia are included in Rest of the World.

     Net sales at actual currency exchange rates increased: 4.9% from 1997 to 1998 and 33.6% from 1996 to 1997 for North America; 4.8% from 1997 to 1998 and 2.7% from 1996 to 1997 for Japan; 6.9% from 1997 to 1998 and 3.6% from 1996 to
1997 for Europe; 39.3% from 1997 to 1998 and 0.6% from 1996 to 1997 for Other Asia; and 1.2% from 1997 to 1998 for Rest of the World. Net sales at actual currency exchange rate decreased 2.8% from 1996 to 1997 for Rest of the World. Net sales for 1998, calculated using foreign currency exchange rates for 1997, and for 1997, calculated using foreign currency exchange rates for 1996, increased: 4.9% from 1997 to 1998 and 33.6% from 1996 to 1997 for North America; 12.9% from 1997 to 1998 and 14.6% from 1996 to 1997 for Japan; 8.7% from 1997 to
1998 and 15.1% from 1996 to 1997 for Europe; 39.3% from 1997 to 1998 and 0.6%
from 1996 to 1997 for Other Asia; and 1.2% from 1997 to 1998 for Rest of the World. Net sales at constant currency exchange rate decreased 2.8% from 1996 to 1997 for Rest of the World.

     Reduced orders and sales in the commercial printing and graphics market due to an announced production slowdown by a major customer and the unavailability of direct-to-press thermal printing plates negatively impacted sales growth for 1998. The materials processing market was similarly affected by the worldwide slowdown in the semiconductor and disk drive industries. Widely published reports foresee no upturn in the semiconductor or disk drive industries until late 1999 thereby limiting the growth of the Company's sales into these markets. The Company's strategy continues to be to seek sales and profit growth in OEM/industrial opportunities and the Company is pursuing OEM/industrial opportunities in other markets.

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

     Gross margin was $65.3 million in 1998, $60.4 million in 1997, and $47.1 million in 1996, representing an increase of 8.1% from 1997 to 1998, and 28.2% from 1996 to 1997. As a percentage of net sales, gross margin was 38.6%, 37.9%, and 34.8% in 1998, 1997 and 1996, respectively. The principal reasons for the improvement in gross margin as a percentage of net sales in 1998 compared to 1997 and in 1997 compared to 1996 was the higher proportion of sales of high power semiconductor-based lasers and laser systems which generally have higher gross margins than conventional products and the increase in sales that allowed the absorption of fixed manufacturing overhead expenses over a larger unit base. Additionally, the Company experienced improved manufacturing yields in 1998 compared to 1997 in the production of semiconductor-based lasers. Mitigating these favorable factors in 1998 was the negative effect on gross margins from the strengthening of the U.S. dollar compared to non-U.S. dollar currencies, particularly the Yen.

Operating expenses

     Operating expenses totaled $51.6 million in 1998, $62.7 million in 1997, and $47.9 million in 1996, representing a decrease of 17.6% from 1997 to 1998 and an increase of 30.9% from 1996 to 1997. As a percentage of net sales, operating expenses were 30.5%, 39.3%, and 35.4% in 1998, 1997, and 1996, respectively. Included in other operating expenses were legal expenses associated with a lawsuit which was settled in the second quarter of 1997 of $1.7 million in 1997 and $1.9 million in 1996, and compensation expense associated with certain stock options of two subsidiaries of $14.1 million in 1997 and $5.0 million in 1996. The stock options for one subsidiary were modified so as to establish the measurement date and the amount of compensation expense the Company is required to record and, for the other subsidiary, were cancelled for a combination of cash and common stock of the Company. Accordingly, the Company does not expect to incur additional compensation expense relating to these stock options in the future. Excluding such legal and compensation expenses, operating expenses increased 10.1% from 1997 to 1998 and 14.5% from 1996 to 1997 and were 30.5%, 29.4% and 30.3% of net sales in
1998, 1997 and 1996, respectively.

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

     Research and development expenses totaled $16.7 million in 1998, $14.4 million in 1997 and $12.0 million in 1996, representing an increase of 16.5% from 1997 to 1998 and 19.7% from 1996 to 1997. As a percentage of net sales, research and development expenses were 9.9%, 9.0% and 8.9% in 1998, 1997 and 1996, respectively. The increase in research and development expenses was principally focused on semiconductor-based lasers and laser systems.

     Selling, general and administrative expenses include the expenses of the Company's sales and support subsidiaries in the United Kingdom, France, Germany, the Netherlands and Japan as well as the Company's North American sales and support organization, and other administrative expenses such as legal, accounting and corporate offices.

     Selling, general and administrative expenses totaled $34.9 million in 1998, $32.5 million in 1997 and $29.0 million in 1996, representing an increase of 7.3% from 1997 to 1998 and 12.3% from 1996 to 1997. As a percentage of net sales, selling, general and administrative expenses were 20.7%, 20.4% and 21.4% in 1998, 1997 and 1996, respectively. The principal reasons for the increase in selling, general and administrative expenses in dollar terms in 1998 compared to 1997 were increased expenses associated with penetrating the industrial/OEM markets and costs of being a public company. The principal reasons for the increase in selling, general and administrative expenses in dollar terms in 1997 compared to 1996 were increased salaries and benefits, including performance and incentive bonuses, and increased sales and marketing efforts aimed at the high powered semi-conductor based lasers and laser systems markets offset in part by the impact of the strengthening U.S. dollar compared to non-U.S. dollar currencies.

Interest income (expense)

     Interest income totaled $1.3 million in 1998. Interest expense totaled $4.0 million in 1997 and $5.4 million in 1996. Interest income for 1998 was earned on the Company's invested cash and cash equivalents. Interest expense in 1997 and 1996 was incurred on loans and advances from Spectra-Physics AB and affiliates. Interest expense was also imputed on the certain non-interest bearing advances from Spectra-Physics AB and affiliates. The amount of such imputed interest was $0.6 million in 1997 and $1.0 million in 1996. In connection with the Reorganization, Spectra-Physics AB and affiliates converted all loans and advances to the Company to equity. Accordingly, beginning October 1, 1997, the Company no longer incurred interest expense on such loans and advances.

Foreign currency gain (loss)

     Effective October 1, 1998, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in no cumulative effect on income or other comprehensive income for the Company.

     Forward foreign exchange contracts are used primarily by the Company to hedge certain operational ("cash flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's operations and assets that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and certain European currencies. These foreign exchange contracts are entered into to hedge anticipated intercompany product sales and recorded accounts receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 1998, the Company had effectively hedged approximately 60% of its estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of twelve months or less. The Company does not hold or transact in financial instruments for purposes other than risk management.

     The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet as accrued and other current liabilities and the related gains or losses on these hedge contracts are deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged.

     The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item (including forecasted transactions);
(2) the derivative is sold or terminated; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur or a balance sheet exposure ceases to exist; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value until it settles, and the hedged asset will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value until it settles, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in income. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet until it settles, with changes in its fair value recognized in current period earnings.

     The Company has also entered into foreign currency exchange contracts to hedge certain intercompany loan transactions. These forward contracts effectively change certain foreign currency denominated debt into U.S. dollar denominated debt. No such contracts existed at December 31, 1998.

     At December 31, 1998, the Company had contracts for the sale of foreign currencies and the purchase of U.S. dollars totaling $ 44.0 million. At December 31, 1998, the Company had deferred losses relating to its foreign currency contracts of approximately $0.1 million, which is all expected to be recognized in income over the next twelve months.

     The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of December 31, 1998. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

     Foreign currency spot/forward contracts (in thousands, except average contract rates):

                                                                          AVERAGE
                                                              NOTIONAL    CONTRACT
                                                               AMOUNT       RATE
                                                              --------    --------
Japanese Yen................................................  $25,319     114.3436
British Pound Sterling......................................    3,992       0.5953
German Marks................................................    7,588       1.6225
Netherland Guilder..........................................    2,196       1.8236
French Franc................................................    4,865       5.4674
Other.......................................................       15       1.6129
                                                              -------
                                                              $43,975
                                                              =======
Estimated fair value........................................  $   (79)*
                                                              =======

---------------
* The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

     The cash requirements of the above described financial instruments approximate their fair value. Cash flows associated with these financial instruments are classified consistent with the cash flows from the transactions being hedged. The Company's forward foreign exchange contracts contain market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying transactions and assets being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions with credit ratings of A/A-2 or better. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

     For the period from the fourth quarter of 1997 to the adoption of SFAS No. 133, the Company followed SFAS No. 52, "Foreign Currency Translation," and used forward exchange contracts to hedge only assets and firm commitments that exposed the Company to enterprise risk as a result of fluctuations in foreign currency exchange rates. Gains and losses on forward exchange contracts that were designated as hedges of firm orders were deferred in other current liabilities and were included in the measurement of the underlying transaction. Hedge accounting was only applied if the derivative reduced the risk of the underlying hedged item and was designated at inception as a hedge. Derivatives were measured for effectiveness both at inception and on an ongoing basis. During this period, no derivative ceased to meet the criteria for deferral and all expected firm commitments occurred. No contract was sold or terminated prior to maturity.

     Prior to the fourth quarter of 1997, the Company entered into forward foreign exchange contracts with Spectra-Physics AB. These contracts were entered into in anticipation of product sales made in the normal course of business, and accordingly, did not qualify for hedge accounting under SFAS No. 52. Since the forward foreign exchange contracts were not designated as hedges of firm, identifiable foreign currency commitments, the unrealized gains and losses resulting from the impact of foreign currency exchange rate movements on these contracts were recognized in the periods in which the exchange rates changed. Such gains and losses were recorded as other income or expense.

Income tax expense (benefit)

     The Company is part of a tax sharing arrangement with affiliates of Spectra-Physics AB. For periods prior to September 30, 1997, income tax expense reflected foreign taxes only due to the expectation by the Company at that time of continuing losses in the U.S. Deferred tax assets were established relating to differences between the financial statements and tax basis of assets and liabilities based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. These deferred tax assets were offset in total by a valuation allowance due to the expectation of continued losses in the U.S.

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

     Under the tax sharing agreement in place through September 1997, the Company's net operating loss carryovers referred to above were used to offset the taxable income of other members of the tax filing group with no benefit to the Company. Accordingly, the deferred tax asset arising from the net operating loss carryforwards (amounting to $10.2 million) was recorded as a dividend to Spectra-Physics AB. Effective October 1997, the Company and affiliates of Spectra-Physics AB entered into a new tax sharing arrangement which generally requires the Company to determine its U.S. tax liability as a separate consolidated group.

     The Company's effective tax rate is 38% of pre-tax income. During the third quarter of 1998, the Company recorded an income tax adjustment of $0.4 million to reverse excess income tax reserves. Income tax expense was $5.3 million in 1998, and $0.6 million in 1996. Income tax benefit was $21.0 million in 1997. The income tax expense in 1996 represented foreign taxes currently payable at each of the applicable country's statutory rate.

     The Company expects its future effective tax rate to approximate statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

     Through the third quarter of 1997, the Company had satisfied its liquidity requirements through cash provided by Spectra-Physics AB and affiliates in the form of loans and advances. As of October 1, 1997, all outstanding loans and advances from Spectra-Physics AB and affiliates were converted to equity. At December 31, 1998, the Company had working capital of $72.3 million, including cash and cash equivalents of $34.6 million, compared to working capital at December 31, 1997 of $68.9 million, including cash and cash equivalents of $33.5 million.

     Cash provided by operating activities was $8.8 million, $26.6 million and $4.3 million in the years ended December 31, 1998, 1997 and 1996, respectively. Substantially all the net cash provided by operating activities in 1998 represented the net income for the year ($9.6 million) adjusted for the non-cash impact of depreciation and amortization ($5.8 million) and for the increase in accounts receivable ($6.3 million). The increase in accounts receivable was the result of a proportionately higher amount of sales in the last month of 1998 compared to 1997 causing days sales outstanding (DSO) to increase from 82 days at December 31, 1997, to 92 days at December 31, 1998. Substantially all the net cash provided by operating activities in 1997 represented the net income for the year ($33.9 million, which included a $21.0 million income tax benefit) adjusted for the non-cash impact of depreciation, amortization and deferred taxes ($3.4 million) and for the increase in inventories ($4.0 million). Substantially all the net cash provided by operating activities in 1996 represented the net loss for the year ($4.2 million) adjusted for the non-cash impact of depreciation and amortization ($4.4 million) and for the increase in accounts receivable ($4.3 million) and accrued and other liabilities ($8.4 million). The increase in accounts receivable in 1996 was principally the result of a 23% increase in sales in the fourth quarter of 1996 compared to the fourth quarter of 1995. The increase in accrued and other liabilities was principally the result of increased accrued compensation expense related to certain stock options ($5.0 million).

     Cash used in investing activities, mostly purchases of property, plant and equipment, was $15.7 million, $9.4 million and $5.0 million in the years ended December 31, 1998, 1997 and 1996, respectively.

     Cash provided by financing activities was $7.7 million, $13.7 million, and $2.1 million in the years ended December 31, 1998, 1997 and 1996, respectively. During the year ended December 31, 1998, financing activities include the sale of 360,000 shares of common stock in accordance with an overallotment option granted to the underwriters of the Company's initial public offering of $3.2 million and increases in net borrowings under the Company's credit facilities of $4.4 million. During the year ended December 31, 1997, net transfers to Spectra-Physics AB and affiliates and changes in loans and advances from Spectra-Physics AB amounted to a net decrease in cash of $25.7 million, principally relating to the utilization by affiliates of Spectra-Physics AB of the Company's net operating loss carryfoward for tax purposes and the remittance to Spectra-Physics AB of cash received by the Company on the settlement of litigation. This amount was offset by the net proceeds from the Company's initial public offering of its common stock of $20.7 million, by $17.2 million of cash provided by Spectra-Physics AB to settle certain stock options and other liabilities, and by $1.5 million of net borrowings under the Company's credit facilities. All of the cash provided by financing activities during the year ended December 31, 1996, represented changes in loans and advances from Spectra-Physics AB and affiliates.

     The effect of foreign currency exchange rate changes on cash was $0.4 million in the year ended December 31, 1998. These activities resulted in an increase in cash and cash equivalents of $1.1 million, $31.0 million and $1.5 million in the years ended December 31, 1998, 1997 and 1996, respectively.

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

     As part of the Reorganization, the Company assumed a short-term credit facility in Japan. The credit facility is with several banks, is unsecured, allows aggregate borrowings of 2.1 billion Yen ($18.2 million) and bears interest at 1.625% per annum. At December 31, 1998, there were approximately $11.8 million of borrowings outstanding under this facility. The Company's foreign subsidiaries other than Japan have credit facilities aggregating $4.5 million, none of which was outstanding as of December 31, 1998. The Company also has available in the U.S. two committed, unsecured credit facilities aggregating $20.0 million and a $10.0 million uncommitted, unsecured credit facility with a bank. The committed facilities are through June 2000. At December 31, 1998, there were no borrowings under either facility.

     The Company has reviewed its short- and long-term liquidity needs. The Company's liquidity needs for at least the next twelve months will be met by cash flows from operations, existing cash balances and borrowings available under its credit facilities.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The fair value of the Company's cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of the Company's portfolio.

     The Company regularly hedges its non-U.S. dollar-based exposures in the U.S. by entering into forward foreign exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from three months up to one year. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at December 31, 1998. The Company's largest foreign currency exposure is against the Japanese yen, primarily because Japan has a higher proportion of local currency denominated sales. Relative to foreign currency exposures existing at December 31, 1998, a 10% unfavorable movement in foreign exchange rates would not expose the Company to significant losses in earnings or cash flows or significantly diminish the fair value of its foreign currency financial instruments, primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of the Company's year-end exposures to fluctuations in foreign currency exchange rates. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices. See additional discussion of foreign currency exchange contracts under the heading "Foreign currency gain (loss)".

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

     The Board of Directors of Spectra-Physics, and all levels of management, are well aware of the Y2K problem, and plans have been made to address the issue. Spectra-Physics' Y2K compliance plans are supervised by the Vice President of Finance, and progress is under ongoing review by the Board. The Company's Year 2000 Project Team has completed its review of Spectra-Physics'
(a) Information Technology (IT) and non-IT systems, (b) products, (c) vendors and (d) customers and is acting to correct identified problems.

Information Technology (IT) and non-IT systems

     Spectra-Physics has completed a review of its Information Technology (IT) and non-IT systems at all of its sites. The Company has identified a few items that are not Y2K compliant and has created a plan to bring them into compliance in advance of the year 2000. The Company feels that it will be able to accomplish this goal by (a) using its internal programming staff, (b) using outside computer consultants in a few limited cases, and (c) buying replacements for some specific systems. Costs in connection with these solutions are expected to be in the range of $0.5 million to $0.8 million over the period of January 1, 1998 to June 30, 1999, and these costs will be funded by operating cash flow. Through December 31, 1998, the Company has not incurred any of these costs.

     If such modifications or replacements are not completed in a timely manner, the Y2K problem may have a material adverse effect on the operations of the Company.

Products

     The Company has completed a thorough review of its products. This review has uncovered no material Y2K issues with Spectra-Physics products.

Vendors and Suppliers

     The Company has performed a review of its suppliers and vendors and has identified a subset of them as being "critical" vendors. Spectra-Physics has sent letters to each of these critical vendors asking them about their Y2K readiness. The Company has received responses from a majority of these vendors and is satisfied with their Y2K readiness. Those vendors who did not respond, or whose response the Company found inadequate, will be sent a second letter. The responses to the second letter are expected by the end of the first quarter of 1999. The Company will then assess their responses and, for those who are not Y2K compliant, or have not yet responded, the Company's purchasing department will contact them. If a critical vendor is not Y2K compliant, and such vendor cannot remedy its noncompliance and Spectra-Physics cannot identify an alternative vendor, there may be a material adverse effect on the operations of the Company.

Customers

     The Company will prepare a listing of its top customers during the first quarter of 1999 and send a Y2K compliance letter to them. Since no one customer of the Company makes up more than 5% of the Company's total sales, the Company is not subject to as much risk as companies with more concentrated sales. The Company expects to complete the survey of its customers during the second quarter of 1999. The Company will assess their Y2K readiness and will work with those who are not compliant to identify alternative methods for them to order from Spectra-Physics.

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

Costs

     The reviews of Company products, vendors and suppliers, and customers are performed by the Company's manufacturing, research and development, and IT staff as part of their on-going duties. No incremental costs have been, or are expected to be, incurred.

EUROPEAN MONETARY UNION (EMU)

     The euro is a new currency introduced by certain European countries collectively known as the European Monetary Union (EMU). The euro was introduced on January 1, 1999 and the eleven participating EMU members established fixed conversion rates between their existing currencies (legacy currencies) and the euro. The legacy currencies have no value of their own but will be subsets of the euro. The legacy currencies and the euro will both be used through June 30, 2002 when the legacy currencies will be withdrawn (euro only environment).

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

     With regards to the Company's markets, the Company has reviewed its customer list and current selling practices and expects no material adverse impact from the introduction of the euro.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's officers and directors will be set forth under the captions "Management" and "Election of Directors" in the Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be held in May 1999 (the "1999 Proxy Statement"), and is incorporated herein by reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning compensation of the Registrant's directors and executive officers will be set forth under the captions "Election of Directors -- Compensation of Directors" and "Management -- Summary Compensation of Named Executive Officers" in the Registrant's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth under the caption "Certain Relationships and Related Transactions" in the Registrant's 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

(a) 1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Spectra-Physics Lasers, Inc. are filed as part of this report on Form 10-K:

     Independent Accountants' Report

     Consolidated Balance Sheet -- December 31, 1998 and 1997

     Consolidated Statement of Operations -- Years ended December 31, 1998, 1997 and 1996

     Consolidated Statement of Cash Flows -- Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statement of Stockholders' Equity -- Years Ended December 31, 1998, 1997, and 1996

     Notes to Consolidated Financial Statements

    2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Schedule II -- Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three-months ended December 31, 1998.

(c) EXHIBITS

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
 2.1       Plan of Reorganization of the Company (Incorporated by
           reference to exhibit 2.1 of the Company's Registration
           Statement on Form S-1 (No. 333-38329))
 3.1       Certificate of Incorporation of the Company, as amended
           (Incorporated by reference to exhibit 3.1 of the Company's
           Registration Statement on Form S-1 (No. 333-38329))
 3.2       Bylaws of the Company (Incorporated by reference to exhibit
           3.2 of the Company's Registration Statement on Form S-1 (No.
           333-38329))
 4.1       Specimen of Common Stock Certificate (Incorporated by
           reference to exhibit 4.1 of Amendment No. 1 of the Company's
           Registration Statement on Form S-1 (No. 333-38329))
10.1       Agreement by and between Spectra-Physics USA and the
           Company, dated as of August 29, 1997 (Incorporated by
           reference to exhibit 10.1 of the Company's Registration
           Statement on Form S-1 (No. 333-38329))
10.2       Registration Rights Agreement between Spectra-Physics USA
           and the Company (Incorporated by reference to exhibit 10.2 of Amendment No. 2 of the Company's Registration Statement
           on Form S-1 (No. 333-38329))
10.3       Form of Executive Employment Agreement with certain officers of the Company (Incorporated by reference to exhibit 10.3 of
           Amendment No. 2 of the Company's Registration Statement on
           Form S-1 (No. 333-38329))
10.4       Form of Executive Incentive Plan (Incorporated by reference to exhibit 10.5 of Amendment No. 1 of the Company's
           Registration Statement on Form S-1 (No. 333-38329))

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
10.5       1997 Spectra-Physics Lasers, Inc. Stock Option Plan
           (Incorporated by reference to exhibit 10.6 of Amendment No.
           1 of the Company's Registration Statement on Form S-1 (No.
           333-38329))
10.6       Patent License Agreement dated as of October 4, 1997 by and between the Company, as licensor, and Spectra Precision,
           Inc., as licensee (Incorporated by reference to exhibit 10.7 of Amendment No. 1 of the Company's Registration Statement
           on Form S-1 (No. 333-38329))
10.7       Patent License Agreement dated as of October 4, 1997 by and between Spectra Precision, Inc., as licensor, and the
           Company, as licensee (Incorporated by reference to exhibit
           10.8 of Amendment No. 1 of the Company's Registration
           Statement on Form S-1 (No. 333-38329))
10.8       Tradename and Trademark License Agreement dated as of August
           29, 1997 by and between the Company, Spectra-Physics AB and certain Spectra-Physics AB subsidiaries (Incorporated by
           reference to exhibit 10.9 of Amendment No. 1 of the
           Company's Registration Statement on Form S-1 (No.
           333-38329))
10.9       Form of Restricted Stock Plan Agreement among the Company,
           Opto Power and certain Opto Power employees (Incorporated by reference to exhibit 10.10 of Amendment No. 1 of the
           Company's Registration Statement on Form S-1 (No.
           333-38329))
10.10      Employment Agreement dated January 1, 1998, between the
           Company and Patrick L. Edsell
21.1       List of Subsidiaries (Incorporated by reference to exhibit
           21.1 of the Company's Registration Statement on Form S-1
           (No. 333-38329))
23.1       Consent of PriceWaterhouseCoopers L.L.P.
23.2       Report of PriceWaterhouseCoopers L.L.P. (included on page
           61)
24.1       Powers of Attorney (included on signature page)
27.1       Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 1999.

                                          SPECTRA-PHYSICS LASERS, INC.

                                          By:     /s/ PATRICK L. EDSELL

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                /s/ PATRICK L. EDSELL                    (Director, Chairman,           March 3, 1999
-----------------------------------------------------      President and Chief
                  Patrick L. Edsell                        Executive Officer)

               /s/ THOMAS J. SCANNELL                    (Vice President -- Finance)    March 3, 1999
-----------------------------------------------------      (Principal Financial and
                  Thomas J. Scanell                        Accounting Officer)

               /s/ LAWRENCE C. KARLSON                   (Director)                     March 5, 1999
-----------------------------------------------------
                 Lawrence C. Karlson

                /s/ LENNART F. RAPPE                     (Director)                     March 4, 1999
-----------------------------------------------------
                  Lennart F. Rappe

                 /s/ LARS SPONGBERG                      (Director)                     March 4, 1999
-----------------------------------------------------
                   Lars Spongberg

             /s/ THOMAS T. VAN OVERBEEK                  (Director)                     March 8, 1999
-----------------------------------------------------
               Thomas T. van Overbeek

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Spectra-Physics Lasers, Inc.

     We have audited the accompanying consolidated balance sheet of Spectra-Physics Lasers, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectra-Physics Lasers, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          PRICEWATERHOUSECOOPERS LLP.

San Jose, California
January 22, 1999

                          SPECTRA-PHYSICS LASERS, INC.

                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 34,620    $ 33,487
  Accounts receivable, including $339 and $86, respectively, due from affiliated companies, less allowance for
     doubtful accounts of $405 and $540, respectively.......    45,824      39,511
  Inventories...............................................    25,566      25,857
  Deferred tax assets.......................................     7,300       8,200
  Prepaid expenses and other current assets.................     3,944       4,409
                                                              --------    --------
     Total current assets...................................   117,254     111,464
Property, plant and equipment, net..........................    35,156      25,480
Intangible assets, net of accumulated amortization of $2,160
  and $1,995, respectively..................................     2,122       1,637
Other assets................................................     2,496       1,943
                                                              --------    --------
          Total assets......................................  $157,028    $140,524
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  9,262    $ 10,453
  Borrowings under credit facilities........................    11,756       7,321
  Accrued and other current liabilities.....................    23,959      24,749
                                                              --------    --------
     Total current liabilities..............................    44,977      42,523
Long term liabilities.......................................     1,983       1,677
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $0.01:
     Authorized -- 60,000,000 shares
     Outstanding -- 16,168,043 in 1998 and 15,808,043 in
      1997..................................................       162         158
  Additional paid-in capital................................    97,235      93,991
  Retained earnings.........................................    13,276       3,629
  Accumulated other comprehensive income....................      (605)     (1,454)
                                                              --------    --------
     Total stockholders' equity.............................   110,068      96,324
                                                              --------    --------
          Total liabilities and stockholders' equity........  $157,028    $140,524
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net sales..................................................  $169,016    $159,174    $135,434
Cost of products sold......................................   103,724      98,772      88,320
                                                             --------    --------    --------
  Gross margin.............................................    65,292      60,402      47,114
Operating expenses:
  Research and development.................................    16,728      14,365      12,005
  Selling, general and administrative......................    34,903      32,539      28,966
  Other....................................................        --      15,757       6,915
                                                             --------    --------    --------
          Total operating expenses.........................    51,631      62,661      47,886
                                                             --------    --------    --------
     Operating income (loss)...............................    13,661      (2,259)       (772)
Other income (expense):
  Interest income (expense)................................     1,335      (4,005)     (5,374)
  Foreign currency gain....................................        --       2,067       2,532
  Legal settlement.........................................        --      17,010          --
                                                             --------    --------    --------
          Total other income (expense).....................     1,335      15,072      (2,842)
                                                             --------    --------    --------
     Income (loss) before income taxes.....................    14,996      12,813      (3,614)
Income tax expense (benefit)...............................     5,349     (21,048)        634
                                                             --------    --------    --------
     Net income (loss).....................................  $  9,647    $ 33,861    ($ 4,248)
                                                             ========    ========    ========
Net income (loss) per share:
  Basic....................................................  $   0.60    $   2.57    ($  0.33)
                                                             ========    ========    ========
  Diluted..................................................  $   0.59    $   2.57    ($  0.33)
                                                             ========    ========    ========
Shares used in computing net income (loss) per share:
  Basic....................................................    16,168      13,162      13,000
                                                             ========    ========    ========
  Diluted..................................................    16,473      13,191      13,000
                                                             ========    ========    ========

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1998      1997       1996
                                                              --------   -------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  9,647   $33,861   ($ 4,248)
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities:
  Depreciation and amortization.............................     5,821     4,839      4,420
  Deferred income taxes.....................................       600    (8,200)        --
  Changes in operating assets and liabilities:
       Accounts receivable..................................    (6,313)   (1,559)    (4,285)
       Inventories..........................................       291    (4,048)       896
       Prepaid expenses and other current assets............       465    (2,279)      (763)
       Accounts payable.....................................    (1,191)    2,325        (79)
       Accrued and other liabilities........................      (484)    1,683      8,359
                                                              --------   -------   --------
          Total cash provided by (used in) operating
            activities......................................     8,836    26,622      4,300
                                                              --------   -------   --------
INVESTING ACTIVITIES
Purchases of property, plant and equipment..................   (15,159)   (8,672)    (5,055)
Other.......................................................      (583)     (720)       103
                                                              --------   -------   --------
          Total cash provided by (used in) investing
            activities......................................   (15,742)   (9,392)    (4,952)
                                                              --------   -------   --------
FINANCING ACTIVITIES
Net transfers (to) from SPAB................................        --   (27,743)      (479)
Contribution of cash by SPAB to settle certain stock options
  and other liabilities.....................................        --    17,249         --
Net borrowings under credit facilities......................     4,435     1,508         --
Changes in loans and advances from SPAB.....................        --     2,058      2,620
Net proceeds from initial public offering of common stock...     3,248    20,654         --
                                                              --------   -------   --------
          Total cash provided by (used in) financing
            activities......................................     7,683    13,726      2,141
                                                              --------   -------   --------
Effect of changes in foreign currency exchange rates........       356        --         --
                                                              --------   -------   --------
          Increase in cash..................................     1,133    30,956      1,489
Cash and cash equivalents at beginning of year..............    33,487     2,531      1,042
                                                              --------   -------   --------
Cash and cash equivalents at end of year....................  $ 34,620   $33,487   $  2,531
                                                              ========   =======   ========
Non-cash financing activity:
  Reorganization:
  Conversion of debt and accrued interest to equity.........             $73,758
  Transfer of assets, net of cash...........................               2,299
  Assumption of liabilities.................................              (2,968)
                                                                         -------
                                                                         $73,089
                                                                         =======

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    ACCUMULATED
                                        COMMON STOCK       ADDITIONAL                  OTHER        PARENT
                                     -------------------    PAID-IN     RETAINED   COMPREHENSIVE    EQUITY
                                       SHARES     AMOUNT    CAPITAL     EARNINGS      INCOME       (DEFICIT)    TOTAL
                                     ----------   ------   ----------   --------   -------------   ---------   --------
BALANCE-DECEMBER 31, 1995..........  13,000,000    $ --     $    --     $    --       $   (24)     $(16,456)   $(16,480)
  Net transfers (to) from SPAB.....          --      --          --          --            --          (479)       (479)
  Foreign currency translation.....          --      --          --          --           (16)           --         (16)
  Net loss.........................          --      --          --          --            --        (4,248)     (4,248)
                                     ----------    ----     -------     -------       -------      --------    --------
         Total comprehensive
           income..................          --      --          --          --           (16)       (4,248)     (4,264)
                                     ----------    ----     -------     -------       -------      --------    --------
BALANCE-DECEMBER 31, 1996..........  13,000,000                                           (40)      (21,183)    (21,223)
                                     ----------    ----     -------     -------       -------      --------    --------
  Net transfers (to) from SPAB.....          --      --          --          --            --       (27,743)    (27,743)
  Reorganization...................          --     130      54,265          --            --        18,694      73,089
  Initial public offering of common
    stock..........................   2,400,000      24      20,630          --            --            --      20,654
  Contribution of cash by SPAB and
    issuance of common stock by the
    Company to settle certain stock
    options of a subsidiary........     408,043       4      19,096          --            --            --      19,100
  Foreign currency translation.....          --      --          --          --        (1,414)           --      (1,414)
  Net income prior to the
    Reorganization.................          --      --          --          --            --        30,232      30,232
  Net income subsequent to the
    Reorganization.................          --      --          --       3,629            --            --       3,629
                                     ----------    ----     -------     -------       -------      --------    --------
         Total comprehensive
           income..................          --      --          --       3,629        (1,414)       30,232      32,447
                                     ----------    ----     -------     -------       -------      --------    --------
BALANCE-DECEMBER 31, 1997..........  15,808,043     158      93,991       3,629        (1,454)           --      96,324
                                     ----------    ----     -------     -------       -------      --------    --------
  Initial public offering of common
    stock (exercise of
    underwriters' overallotment
    option)........................     360,000       4       3,244          --            --            --       3,248
  Other comprehensive income (net
    of taxes):.....................
    Foreign currency translation...          --      --          --          --           890            --         890
    Unrealized losses on forward
      contracts....................          --      --          --          --           (41)           --         (41)
    Net income.....................          --      --          --       9,647            --            --       9,647
                                     ----------    ----     -------     -------       -------      --------    --------
         Total comprehensive
           income..................          --      --          --       9,647           849            --      10,496
                                     ----------    ----     -------     -------       -------      --------    --------
BALANCE-DECEMBER 31, 1998..........  16,168,043    $162     $97,235     $13,276       $  (605)     $     --    $110,068
                                     ==========    ====     =======     =======       =======      ========    ========

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

     The accompanying consolidated financial statements includes the accounts of the Company and reflects the financial position, results of operations, and cash flows of the Company as if it were a separate entity for each period presented. The accompanying financial statements do not include assets and liabilities not part of the Laser and Optics Group. These net assets were transferred to SPAB. The Reorganization described above has been accounted for as a transfer between entities under common control in a manner similar to a pooling of interests.

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

  Cash Equivalents:

     The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents (which are classified as available for sale) are stated at cost, which approximates fair value, and consist of bankers' acceptances, repurchase agreements, commercial paper, time deposits, and money market funds of major banks and other institutions.

  Inventories:

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

  Property, Plant and Equipment:

     Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets of 3 to 25 years.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " effective as of the beginning of fiscal 1997. The adoption of this statement had no material effect on the Company's financial statements.

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

     The net effect of the translation of the accounts of the Company's subsidiaries has been included in stockholders' equity as foreign currency translation adjustments. The net effect of adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense) as incurred.

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

                          SPECTRA-PHYSICS LASERS, INC.

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

  Advertising and Promotion Costs:

     The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $1.8 million, $1.9 million, and $1.3 million in the years ended December 31, 1998, 1997, and 1996, respectively.

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

     Income taxes have been provided as if the Company were a separate taxable entity. Under the Company's tax sharing agreement with SPAB prior to the Reorganization, however, the consolidated tax liability of the tax group for a given year was allocated only to companies in the group which had separate taxable income for that year. The tax liability was allocated pro-rata based on each company's relative separate taxable income. Companies with losses were not allocated any of the tax liability and were not given any benefit for their losses. Any differences between the Company's method for providing income tax expense (benefit) in the historical financial statements and the tax sharing arrangement it had with SPAB were reflected in Parent equity (deficit) as contributions or dividends. Effective October 1997, the Company and SPAB entered into a new tax sharing arrangement that generally requires the Company to determine its U.S. tax liability as a separate consolidated group.

                          SPECTRA-PHYSICS LASERS, INC.

  Derivative Instruments and Hedging:

     Effective October 1, 1998, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in no cumulative effect on income or other comprehensive income for the Company.

     Forward foreign exchange contracts are used primarily by the Company to hedge certain operational ("cash-flow" hedges) and balance sheet("fair value" hedges) exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's operations and assets that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and certain European currencies. These foreign exchange contracts are entered into to hedge anticipated intercompany product sales and recorded accounts receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 1998, the Company had effectively hedged approximately 60% of its estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of twelve months or less. The Company does not hold or transact in financial instruments for purposes other than risk management.

     The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet as accrued and other current liabilities and the related gains or losses on these hedge contracts are deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged.

     The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item (including forecasted transactions);
(2) the derivative is sold or terminated; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur or a balance sheet exposure ceases to exist; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value until it settles, and the hedged asset will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value until it settles, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in income. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet until it settles, with changes in its fair value recognized in current period earnings.

                          SPECTRA-PHYSICS LASERS, INC.

     The Company has also entered into foreign currency exchange contracts to hedge certain intercompany loan transactions. These forward contracts effectively change certain foreign currency denominated debt into U.S. dollar denominated debt. No such contracts existed at December 31, 1998.

     At December 31, 1998, the Company had contracts for the sale of foreign currencies and the purchase of U.S. dollars totaling $44.0 million. At December 31, 1998 the Company had deferred losses relating to its foreign currency contracts of approximately $0.1 million, which is all expected to be recognized in income over the next twelve months.

     The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of December 31, 1998. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

     Foreign currency spot/forward contracts (in thousands, except average contract rates):

                                                                          AVERAGE
                                                              NOTIONAL    CONTRACT
                                                               AMOUNT       RATE
                                                              --------    --------
Japanese Yen................................................  $25,319     114.3436
British Pound Sterling......................................    3,992       0.5953
German Marks................................................    7,588       1.6225
Netherlands Guilder.........................................    2,196       1.8236
French Franc................................................    4,865       5.4674
Other.......................................................       15       1.6129
                                                              -------
                                                              $43,975
                                                              =======
Estimated fair value........................................  $   (79)*
                                                              =======

---------------
* The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

     The cash requirements of the above described financial instruments approximate their fair value. Cash flows associated with these financial instruments are classified consistent with the cash flows from the transactions being hedged. The Company's forward foreign exchange contracts contain market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying transactions and assets being hedged. The credit risk is that the Company's banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions with credit ratings of A/A-2 or better. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above.

     For the period from the fourth quarter of 1997 to the adoption of SFAS No. 133, the Company followed SFAS No. 52, "Foreign Currency Translation," and used forward exchange contracts to hedge only assets and firm commitments that exposed the Company to enterprise risk as a result of fluctuations in foreign currency exchange rates. Gains and losses on forward exchange contracts that were designated as hedges of firm orders were deferred in other current liabilities and were included in the measurement of the underlying transaction. Hedge accounting was only applied if the derivative reduced the risk of the underlying hedged item and was designated at inception as a hedge. Derivatives were measured for effectiveness both at inception and on an

                          SPECTRA-PHYSICS LASERS, INC.

ongoing basis. During this period, no derivative ceased to meet the criteria for deferral and all expected firm commitments occurred. No contract was sold or terminated prior to maturity.

     Prior to the fourth quarter of 1997, the Company entered into forward foreign exchange contracts with SPAB. These contracts were entered into in anticipation of product sales made in the normal course of business, and accordingly, did not qualify for hedge accounting under SFAS No. 52. Since the forward foreign exchange contracts were not designated as hedges of firm, identifiable foreign currency commitments, the unrealized gains and losses resulting from the impact of foreign currency exchange rate movements on these contracts were recognized in the periods in which the exchange rates changed. Such gains and losses were recorded as other income or expense.

  Net Income (Loss) Per Share:

     The Company has adopted SFAS No. 128, "Earnings Per Share" effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. In 1998 and 1997, weighted average shares were 16,168,000 and 13,162,000, respectively, and in 1998 and 1997 the shares used in the diluted calculation included 305,000 shares and 29,000 shares, respectively, due to grants of options to purchase shares of common stock. The shares used in the diluted net income per share calculation in the fourth quarter of 1998 excluded the effects of 2,113,645 options as these options had exercise prices greater than the average market price of the Company's common stock for that quarter, and accordingly, were anti-dilutive. Stock options granted by subsidiaries of the Company were not included in the calculation of net income (loss) per share as they were anti-dilutive. Basic and diluted net loss per share for 1996 gives effect to the Reorganization.

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

  Reclassifications:

     Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

 3. TRANSACTIONS WITH SPAB

     SPAB allocated certain expenses relating to cash management and treasury, legal, employee benefits, insurance, income taxes and corporate overhead services. Charges were allocated to the Company based on actual amounts incurred on behalf of the Company or agreed upon amounts or percentages based on the Company's headcount and sales that management of the Company believes were reasonable. Amounts charged to operations were $0.3 million in each of the years ended December 31, 1997 and 1996, respectively.

                          SPECTRA-PHYSICS LASERS, INC.

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

     The activity in the net transfers (to) from SPAB account, is summarized below (in thousands):

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
SPAB service and other charges..............................  $    249    $   328
Income taxes paid by (owed by) SPAB, net....................   (10,863)    (1,365)
Liabilities paid by SPAB for the benefit of the Company.....        --      1,775
Cash transfers (to) SPAB....................................   (17,702)    (2,202)
Interest expense imputed on non-interest bearing loans......       573        985
                                                              --------    -------
          Net transfers (to) from SPAB......................  $(27,743)   $  (479)
                                                              ========    =======

 4. BALANCE SHEET ACCOUNTS

     Inventories, property, plant and equipment, and accrued and other current liabilities consisted of the following (in thousands):

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Inventories:
  Raw material..............................................  $ 9,866    $10,250
  Work in process...........................................    7,582      8,077
  Finished goods............................................    8,118      7,530
                                                              -------    -------
                                                              $25,566    $25,857
                                                              =======    =======
Property, plant and equipment:
  Land, buildings and leasehold improvements................  $28,843    $21,021
  Machinery and office equipment............................   55,763     48,821
                                                              -------    -------
                                                               84,606     69,842
  Less accumulated depreciation and amortization............   49,450     44,362
                                                              -------    -------
                                                              $35,156    $25,480
                                                              =======    =======
Accrued and other current liabilities:
  Salaries, wages, benefits, bonus and commissions..........  $ 6,912    $ 9,647
  Accrued compensation for stock options....................    1,000      1,000
  Warranty..................................................    3,001      2,802
  Advance payments from customers...........................    4,929      5,676
  Other.....................................................    8,117      5,624
                                                              -------    -------
                                                              $23,959    $24,749
                                                              =======    =======

                          SPECTRA-PHYSICS LASERS, INC.

  Credit facilities:

     As part of the Reorganization, the Company assumed a short-term credit facility in Japan. The credit facility is with several banks, is unsecured, allows aggregate borrowings of 2.1 billion Yen ($18.2 million) and bears interest at 1.625% per annum. At December 31, 1998, there were approximately $11.8 million of borrowings outstanding under this facility. The Company's foreign subsidiaries other than Japan have credit facilities aggregating $4.5 million, none of which was outstanding as of December 31, 1998. The Company also has available in the U.S. two committed, unsecured credit facilities aggregating $20.0 million and a $10.0 million uncommitted, unsecured credit facility with a bank. The committed facilities are through June 2000. At December 31, 1998, there were no borrowings under either facility.

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

  Stock Options:

     Spectra-Physics Lasers, Inc. The Company has adopted the 1997 Spectra-Physics Lasers, Inc. Stock Option Plan which provides for the granting of non-qualified stock options ("options") to certain officers, key employees and non-employee directors of the Company. The aggregate maximum number of shares of common stock available for award under the 1997 Plan is 2,309,721 shares, subject to adjustment to reflect changes in the Company's capitalization. No awards can be made under the 1997 Plan more than 10 years after the date the plan was adopted. The exercise price of the options will be determined by the Board of Directors, provided that the exercise price must be at least 100% of the fair market value of a share of common stock on the date the option is granted. An option's term shall not exceed ten years from the date of grant. No option may be exercised sooner than six months from the date of grant.

     Options vest 25% upon the first anniversary of the grant date and 6.25% at the end of each three-month period thereafter. Subject to the terms of the 1997 Plan, options will be exercisable to the extent vested beginning two years after the grant date. Accordingly, no option was exercisable at December 31, 1998 and 1997. These options may not be exercised following termination of the grantee's employment with the Company, except that in the event that a grantee's employment terminates due to death, disability or retirement, options held by such grantee or his estate shall be exercisable, to the extent vested at the time of termination of employment, for a period of three (3) months after termination of employment or, if later, the

                          SPECTRA-PHYSICS LASERS, INC.

end of the foregoing two-year period. The weighted average fair value of options granted in 1998 and 1997 were $5.74 per share and $4.33 per share, respectively. A summary of option activity follows:

                                                                   OPTIONS OUTSTANDING
                                                                  ---------------------
                                                                               WEIGHTED
                                                     OPTIONS                   AVERAGE
                                                    AVAILABLE                  EXERCISE
                                                    FOR GRANT      OPTIONS      PRICE
                                                    ----------    ---------    --------
Balance -- December 31, 1996......................          --           --         --
Shares reserved...................................   2,309,721           --         --
Granted...........................................  (2,087,145)   2,087,145     $10.00
                                                    ----------    ---------     ------
Balance -- December 31, 1997......................     222,576    2,087,145     $10.00
Granted...........................................     (52,750)      52,750     $13.05
Cancelled.........................................      26,250      (26,250)    $10.00
                                                    ----------    ---------     ------
Balance -- December 31, 1998......................     196,076    2,113,645     $10.08
                                                    ==========    =========     ======

     Exercise prices of outstanding options at December 31, 1998 were:

$ 8.63 - $10.00...........................................  2,064,645
$10.88 - $12.81...........................................     30,000
$15.00 - $17.25...........................................     19,000
                                                            ---------
                                                            2,113,645
                                                            =========

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

                                                     1998       1997
                                                    -------    -------
Risk-free interest rate...........................  4.6%       5.7%
Dividend yield....................................  0.0%       0.0%
Volatility........................................  93.0%      47.0%
Average life......................................  4 years    4 years

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

     The effect of applying SFAS No. 123 resulted in pro forma net income of $8.9 million and $33.8 million in 1998 and 1997, respectively, and earnings per share basic and diluted of $0.55 and $0.54, respectively in 1998 and $2.56 in 1997.

     Spectra-Physics Laser Data Systems, Inc. Spectra-Physics Laser Data Systems, Inc. ("Laser Data"), a subsidiary of the Company, granted certain of its employees options to purchase up to 20% of total common stock outstanding. One-half of the options vested annually beginning in 1996 and ending in 1999 and one-half

                          SPECTRA-PHYSICS LASERS, INC.

were performance-based options. At December 31, 1996, all the options remained outstanding and 40 shares under option were vested. The options were exercisable from the effective date of an initial public offering of Laser Data's common stock until the earlier of the first anniversary of such initial public offering or May 1, 2000. If a sale of control of the subsidiary occurred before May 1, 2000, the subsidiary was to redeem the options, to the extent vested, by paying the holders the difference between the exercise price and the per share value received in the sale of control (unless the acquirer in the sale of control did not wish such options to be cancelled, in which case they were not to be redeemed). Subject to certain qualifications, if neither an initial public offering nor a sale of control occurred before May 1, 2000, the subsidiary was to redeem the options by paying its option holders the difference, on a per-share basis, between the exercise price and the fair value of the subsidiary's common stock as determined by the board of directors, provided that the holders of a majority of the options were allowed to request an independent appraisal of the board's valuation. In 1997, prior to the modifications described below, the Company recorded a charge to operations of $0.2 million in connection with the Laser Data options.

     In December 1997, these options were modified so that all of the options became exercisable (a) during the period (i) beginning on the effective date of a Laser Data initial public offering, if any, and (ii) ending on the earlier to occur of the first anniversary following any such initial public offering and February 28, 2000 (after which time the right to exercise vested options is terminated) or (b) during the period commencing on February 28, 2000 and ending on December 31, 2002. The options were also modified such that 31% of the options were vested with the remaining options vesting at varying rates through December 31, 1999, and Laser Data's requirement to redeem the options was eliminated. These modifications resulted in (1) a new measurement date for the options, for which the Company recorded a charge of $1.0 million, based on the difference between the exercise price of the options and the estimated fair value of Laser Data on the date the options were modified, and (2) the establishment of the amount of compensation expense related to these options. At December 31, 1998 and 1997 options to purchase 180 shares and 174 shares were outstanding at a weighted average price of $0.05 per share, none were exercisable, and 118 shares and 54 shares under option were vested.

 6. BENEFIT AND INCENTIVE PLANS

     The Company sponsors a defined contribution plan covering substantially all U.S. employees. The plan provides for limited Company matching of participants' contributions. Contributions to the plan by the Company and charged to operations were $0.8 million, $0.6 million and $0.5 million in the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company's Executive Incentive Plan and Employee Bonus Plan provides certain officers and employees of the Company with annual incentive cash bonus awards based on the achievement of certain pre-established quantitative and qualitative goals, including overall Company profitability. The Company charged to operations $0.0 million, $2.4 million and $1.9 million in the years ended December 31, 1998, 1997 and 1996, respectively, under these plans.

 7. INCOME TAXES

     Income (loss) before income taxes consisted of the following (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
U.S. .........................................  $12,410    $ 9,169    $(5,814)
Foreign.......................................    2,586      3,644      2,200
                                                -------    -------    -------
                                                $14,996    $12,813    $(3,614)
                                                =======    =======    =======

                          SPECTRA-PHYSICS LASERS, INC.

     The provision for income taxes for the year ended December 31, 1996 represented foreign taxes currently payable at each of the applicable country's statutory rate. Income tax expense (benefit) for the years ended December 31, 1998 and 1997 consisted of the following (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                1998           1997
                                                              --------      ----------
U.S. Federal and state:
  Current...................................................   $3,994        $     --
  Deferred..................................................      572           1,213
                                                               ------        --------
                                                                4,566           1,213
                                                               ------        --------
Foreign:
  Current...................................................      755           2,651
  Deferred..................................................       28            (816)
                                                               ------        --------
                                                                  783           1,835
                                                               ------        --------
Decrease in valuation allowance.............................       --         (24,096)
                                                               ------        --------
          Total.............................................   $5,349        $(21,048)
                                                               ======        ========

     The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company's income tax expense (benefit) for financial statement purposes (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        ------    --------    -------
Tax expense (benefit) at statutory rate...............  $5,099    $  4,485    $(1,265)
Foreign taxes.........................................     189         666        209
State taxes, net of Federal benefit...................     451         316       (161)
Decrease in valuation allowance.......................      --     (26,704)        --
Losses for which no tax benefit was recognized........      --          --      1,602
Other.................................................    (390)        189        249
                                                        ------    --------    -------
Income tax expense (benefit)..........................  $5,349    $(21,048)   $   634
                                                        ======    ========    =======

     The Company's deferred tax assets are comprised of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Deferred tax assets:
  Inventory valuation accounts..............................  $3,477     $3,298
  Accrued expenses..........................................   3,817      3,945
  Other.....................................................     926      1,262
                                                              ------     ------
          Total deferred tax assets.........................   8,220      8,505
Deferred tax liabilities:
  Property, plant and equipment.............................    (510)      (223)
  Other.....................................................    (110)       (82)
                                                              ------     ------
          Total deferred tax liabilities....................    (620)      (305)
                                                              ------     ------
Net deferred tax assets.....................................  $7,600     $8,200
                                                              ======     ======

     Income taxes have been provided as if the Company were a separate taxable entity. For periods prior to September 30, 1997, income tax expense reflected foreign taxes only due to the expectation by the Company at that time of continuing losses in the U.S. Deferred tax assets were established relating to:
(i) net operating loss carryforwards, which included interest expense from SPAB;
(ii) accrued compensation associated with

                          SPECTRA-PHYSICS LASERS, INC.

employee stock options; (iii) inventory valuation reserves; and (iv) other accruals. These deferred tax assets were offset in total by a valuation allowance due to the expectation of continued losses in the U.S.

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

 8. COMMITMENTS

     The Company leases manufacturing, research and development and office facilities under non-cancellable operating leases which expire in 1999 through 2008. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the terms of certain lease agreements, the leases may be extended, at the Company's option, and certain of the leases provide for adjustments of the minimum monthly rent.

     Future minimum annual lease payments under the leases are as follows (in thousands):

                  YEAR ENDING DECEMBER 31,
                  ------------------------
     1999...................................................  $2,400
     2000...................................................   1,600
     2001...................................................     940
     2002...................................................     850
     2003...................................................     500
     Thereafter.............................................     700
                                                              ------
                                                              $6,990
                                                              ======

     Rent expense was $3.2 million, $2.5 million and $2.4 million in the years ended December 31, 1998, 1997, and 1996, respectively.

 9. ENVIRONMENTAL MATTERS

     Since 1984, the Company has been identified by federal and state authorities as one of several potentially responsible parties ("PRPs") in conjunction with past releases of industrial solvents to soil and groundwater at one of the Company's facilities. The site has been listed on the National Priorities List, or "Superfund List," and the Company is subject to orders requiring it to perform remediation on-and off-site. Applicable federal law imposes joint and several liability on each PRP for the cleanup of this site. Pursuant to these orders, the Company and other PRPs are jointly performing and funding remediation that includes soil treatment, on-site and off-site groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the order are in place, and consequently the initial capital expenditures for such systems have been incurred. Generally, the Company has determined its share of total estimated clean up and remediation costs and has accrued the amount that it believes to be its share of the total cost.

                          SPECTRA-PHYSICS LASERS, INC.

     Measurement of environmental accruals is subject to uncertainties, including the evolving nature of environmental regulations and their enforcement, the amount of time required to complete remediation, and the extent to which other PRPs will bear their share of the remediation costs. The Company estimates that at December 31, 1998 the remediation process will be completed at a cost ranging from approximately $2.1 million to $4.3 million. It is possible that the Company's recorded estimate of its obligation may change. At December 31, 1998 and 1997, the Company had accrued its best estimate of the liability of approximately $2.0 million (of which $1.2 million was included in long term liabilities) and $2.1 million (of which $1.5 million was included in long term liabilities), respectively, for anticipated future remediation costs associated with the Superfund site referred to above. During the years ended December 31, 1998, 1997 and 1996, the Company paid approximately $0.1 million, $0.1 million, and $0.5 million, respectively, for remediation of this site.

     In October 1997, the Company was served with a complaint that had been filed in the Superior Court of the State of California seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals. As of December 1998, there has been a summary judgement ruling in the case in favor of the Company and its co-defendants in regards to the four adults involved in the case. There can be no assurance that the summary judgement will not be successfully appealed or that the complaint will be resolved without adverse impact to the Company's financial position or results of operations. There can be no assurances that other parties will not come forward and claim personal injury or property damage.

10. SEGMENT REPORTING

     Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

  Description of the types of products and services from which each of the reportable segment derives its revenues

     Spectra-Physics Lasers, Inc. has five reportable segments: the Commercial Systems Group (CSG) business unit; the Industrial and Scientific Lasers (ISL) business unit; the Original Equipment Manufacturer (OEM) business unit; Opto Power Corporation (OPC); and Spectra-Physics Distribution (SPD) business unit. CSG designs and manufactures optics, thin films, fabricated parts, plasma tubes, and subsystems for all operating units within the Company and external customers. CSG also designs, manufactures, and markets low power laser sources and beam delivery systems for OEM products in the industrial and medical instrumentation markets. ISL designs, markets and manufactures high power semiconductor-based and conventional lasers for the industrial and scientific markets. OEM designs, markets and manufactures high power semiconductor-based lasers for various OEM markets. OPC designs, markets and manufactures high power semiconductor-based laser diodes, components and systems. SPD is the Company's worldwide sales, service and support organization.

  Measurement of segment profit or loss and segment assets

     The Company evaluates performance and allocates resources based on Earnings Before Interest and Taxes (EBIT). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                          SPECTRA-PHYSICS LASERS, INC.

     Intersegment sales and transfers are recorded at intercompany transfer prices which approximate sales as if conducted on an arm's length basis.

  Factors management used to identify the Company's reportable segments

     The Company's reportable segments are business units that are, except for SPD, organized primarily by technology (for example, high power semiconductor-based, semiconductor laser pumped solid state, optics, air cooled lasers.) The reportable segments are each managed separately because they manufacture and distribute distinct products with different production methods and different customer bases.

     Information about segments (in thousands):

                                                                                               ALL
                                            CSG       ISL       OEM       OPC       SPD      OTHERS     TOTAL
                                          -------   -------   -------   -------   --------   -------   --------
Year ended December 31, 1998
  Net sales to external customers.......  $ 1,125   $    --   $    --   $26,961   $135,893   $ 5,037   $169,016
  Intersegment net sales................   32,864    65,477    33,924     9,829         --        --    142,094
  Depreciation and amortization
    expense.............................    1,876       500       610     1,971        405       459      5,821
  Segment EBIT..........................    1,222    10,532     4,332     8,687     (4,410)     (925)    19,438
  Segment assets........................   14,600    17,410     6,716    37,497     54,725     2,520    133,468
  Expenditures for long-lived assets....    2,799       429       472    10,255        441       763     15,159
Year ended December 31, 1997
  Net sales to external customers.......  $ 1,048   $    --   $    --   $24,694   $128,440   $ 4,992   $159,174
  Intersegment net sales................   34,314    62,622    31,055     5,990         --        --    133,981
  Depreciation and amortization
    expense.............................    1,659       486       438     1,592        302       362      4,839
  Segment EBIT..........................    3,824     8,884     4,173     7,450         21      (826)    23,526
  Segment assets........................   13,725    18,194     8,830    23,371     43,273     3,288    110,681
  Expenditures for long-lived assets....    2,496       404     1,173     3,776        333       490      8,672
Year ended December 31, 1996
  Net sales to external customers.......  $ 1,005   $    --   $    --   $14,396   $119,513   $   520   $135,434
  Intersegment net sales................   30,701    56,480    22,159     3,705         --        --    113,045
  Depreciation and amortization
    expense.............................    1,659       496       419     1,294        252       300      4,420
  Segment EBIT..........................    3,503     5,900     2,652     4,101       (422)   (2,797)    12,937
  Segment assets........................   11,856    17,685     9,450    18,619     36,246     1,239     95,095
  Expenditures for long-lived assets....    2,095       206       676     1,323        310       445      5,055

                          SPECTRA-PHYSICS LASERS, INC.

     Reconciliations of segments information to financial statements (in thousands):

                                                            1998         1997         1996
                                                          ---------    ---------    ---------
NET SALES
Total external sales for reportable segments............  $ 163,979    $ 154,182    $ 134,914
Intersegment sales for reportable segments..............    142,094      133,981      113,045
Other sales.............................................      5,037        4,992          520
Elimination of intersegment sales.......................   (142,094)    (133,981)    (113,045)
                                                          ---------    ---------    ---------
          Total consolidated net sales..................  $ 169,016    $ 159,174    $ 135,434
                                                          =========    =========    =========
INCOME (LOSS) BEFORE INCOME TAXES
Total EBIT for reportable segments......................  $  20,363    $  24,352    $  15,734
Other EBIT..............................................       (925)        (826)      (2,797)
Corporate expenses......................................     (5,003)      (4,896)      (4,186)
Other operating expenses:
  Stock options.........................................         --      (14,100)      (5,000)
  Legal expenses........................................         --       (1,657)      (1,915)
  Incentive and Bonus Plans Expenses....................         --       (2,400)      (1,900)
  Other expenses not allocated to segments..............       (774)      (2,732)        (708)
Interest income (expense)...............................      1,335       (4,005)      (5,374)
Foreign currency gain...................................         --        2,067        2,532
Legal settlement........................................         --       17,010           --
                                                          ---------    ---------    ---------
          Total consolidated income (loss) before income
            taxes.......................................  $  14,996    $  12,813    $  (3,614)
                                                          =========    =========    =========
ASSETS
Total assets for reportable segments....................  $ 130,948    $ 107,393
Other assets............................................      2,520        3,288
Corporate assets........................................     71,917       68,854
Eliminations............................................    (48,357)     (39,011)
                                                          ---------    ---------
          Total consolidated assets.....................  $ 157,028    $ 140,524
                                                          =========    =========

                          SPECTRA-PHYSICS LASERS, INC.

                                                                NET       LONG-LIVED
                                                               SALES        ASSETS
                                                              --------    ----------
GEOGRAPHIC INFORMATION:
1998
  North America.............................................  $ 91,545     $ 37,240
  Japan.....................................................    32,834        1,261
  Europe....................................................    33,707        1,273
  Other Asia................................................     6,508           --
  Rest of the World.........................................     4,422           --
                                                              --------     --------
          Total.............................................  $169,016     $ 39,774
                                                              ========     ========
1997
  North America.............................................  $ 87,262     $ 26,947
  Japan.....................................................    31,334        1,137
  Europe....................................................    31,536          976
  Other Asia................................................     4,673           --
  Rest of the World.........................................     4,369           --
                                                              --------     --------
          Total.............................................  $159,174     $ 29,060
                                                              ========     ========
1996
  North America.............................................  $ 65,327
  Japan.....................................................    30,517
  Europe....................................................    30,449
  Other Asia................................................     4,645
  Rest of the World.........................................     4,496
                                                              --------
          Total.............................................  $135,434
                                                              ========

Net sales are attributed in the above table based on the location of the Company's customer. Substantially all sales in North America, Other Asia, and Rest of the World are denominated in U.S. dollars. Europe and Japan in the above table include sales from the Company's European and Japan sales subsidiaries, respectively. Export sales to countries not located in Asia are included in Rest of the World.

For all years presented, no one customer accounted for 10% or more of total net sales.

11. OTHER STATEMENT OF OPERATIONS ITEMS

     Included in other operating expenses in the years ended December 31, 1997 and 1996, was $1.7 million and $1.9 million, respectively, of legal expenses associated with a lawsuit which was settled in the second quarter of 1997. As a result of the settlement, the Company received $17.0 million of net proceeds which was included as other income in the year ended December 31, 1997.

     Also included in other operating expenses in the years ended December 31, 1997 and 1996, was $14.1 million and $5.0 million, respectively, of compensation expense associated with certain stock options of two subsidiaries. The stock options for one subsidiary were modified so as to establish the measurement date and the amount of compensation expense the Company is required to record and, for the other subsidiary, were cancelled for a combination of cash and common stock of the Company. Accordingly, the Company does not expect to incur additional compensation expense relating to these stock options in the future. In the fourth quarter of 1997, the Company paid approximately $14.9 million and issued 408,043 shares of common stock to cancel the stock options of the second subsidiary. The cash payments were funded through an equity contribution by SPAB.

                          SPECTRA-PHYSICS LASERS, INC.

12. SUBSEQUENT EVENT (UNAUDITED)

     On February 22, 1999, shareholders of SPAB holding approximately 98.4% of the outstanding shares of SPAB tendered their shares to Thermo Instrument Systems Inc. (TIS), which shares were thereafter accepted by TIS for approximately $355 million. Accordingly, TIS now indirectly owns approximately 79.1% of the Company's outstanding common stock.

13. UNAUDITED QUARTERLY FINANCIAL DATA

     The following is a summary of quarterly financial results (in thousands except per share amounts):

                                                                  QUARTER ENDED
                                               ----------------------------------------------------
                                               MARCH 31    JUNE 30    SEPTEMBER 30     DECEMBER 31
                                               --------    -------    -------------    ------------
1998:
  Net sales..................................  $43,606     $40,227       $39,731         $45,452
  Gross margin...............................   16,586      15,739        15,157          17,810
  Net income.................................    2,116       1,937         2,261           3,333
  Net income per share:
     Basic...................................     0.13        0.12          0.14            0.21
     Diluted.................................     0.13        0.12          0.14            0.21
1997:
  Net sales..................................  $35,080     $38,368       $39,613         $46,113
  Gross margin...............................   12,545      14,618        14,720          18,519
  Net income (loss)..........................   (3,963)     13,470        20,725           3,629
  Pro forma net income (loss) per share:
     Basic...................................    (0.30)       1.04          1.59            0.27
     Diluted.................................    (0.30)       1.04          1.59            0.26

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Spectra-Physics Lasers, Inc.

     In connection with our audits of the consolidated financial statements of Spectra-Physics Lasers, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14(a) herein.

     In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 22, 1999

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                      BALANCE                                BALANCE
                                                        AT                                     AT
                                                     BEGINNING                               END OF
                                                      OF YEAR     ADDITIONS    DEDUCTIONS     YEAR
                                                     ---------    ---------    ----------    -------
Allowance for Doubtful Accounts:
  December 31, 1998................................   $  540       $   --       $  (135)     $  405
  December 31, 1997................................      361          179            --         540
  December 31, 1996................................      328           33            --         361
Warranty Reserves:
  December 31, 1998................................   $2,802       $  195       $    --      $2,997
  December 31, 1997................................    2,433        3,437        (3,068)      2,802
  December 31, 1996................................    2,280        2,429        (2,276)      2,433

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------    ------------------------------------------------------------
10.10      Employment Agreement dated January 1, 1998, between the
           Company and Patrick L. Edsell
23.1       Consent of PriceWaterhouseCoopers L.L.P.
27.1       Financial Data Schedule