Form 10-Q
period 1999-03-31
SPECTRA PHYSICS LASERS INC
filed 1999-05-13
CIK 1047385

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's common stock, par value $0.01 per share, at February 26, 1999 was 16,168,043 shares.

================================================================================

                          SPECTRA-PHYSICS LASERS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX


                                                                                                                 PAGE
                                                                                                                 ----
Part I  Financial information

Item 1. Financial statements and supplementary data:
            (a) Consolidated Balance Sheet at March 31, 1999 and December 31, 1998..............................   3
            (b) Consolidated Statement of Operations for the three months ended March 31, 1999 and  1998........   4
            (c) Consolidated Statement of Cash Flows for the three months ended March 31, 1999 and 1998.........   5
            (d) Notes to Consolidated Financial Statements......................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...................  10

Part II  Other Information......................................................................................  18

            Signatures..........................................................................................  21

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SPECTRA-PHYSICS LASERS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                   MARCH 31,    DECEMBER 31,
                                                                     1999           1998
                                                                   ---------    ------------
                                                                  (Unaudited)    (See Note)
ASSETS
Current assets:
  Cash and cash equivalents ....................................   $  25,788      $  34,620
  Accounts receivable ..........................................      37,661         45,824
  Inventories ..................................................      28,912         25,566
  Deferred tax assets ..........................................       7,300          7,300
  Prepaid expenses and other current assets ....................       6,464          3,944
                                                                   ---------      ---------
          Total current assets .................................     106,125        117,254
                                                                   ---------      ---------
Property, plant and equipment, net .............................      36,026         35,156
Intangible assets, net .........................................       2,041          2,122
Other assets ...................................................       2,239          2,496
                                                                   ---------      ---------
          Total assets .........................................   $ 146,431      $ 157,028
                                                                   =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................   $   7,671      $   9,262
  Borrowings under credit facilities ...........................      10,115         11,756
  Accrued and other current liabilities ........................      17,995         23,959
                                                                   ---------      ---------
          Total current liabilities ............................      35,781         44,977
Long-term liabilities ..........................................       1,973          1,983

Commitments and contingencies

Stockholders' equity:
  Common stock .................................................         162            162
  Additional paid-in capital ...................................      97,235         97,235
  Retained earnings ............................................      11,396         13,276
  Accumulated other comprehensive income .......................        (116)          (605)
                                                                   ---------      ---------
          Total stockholders' equity ...........................     108,677        110,068
                                                                   ---------      ---------
          Total liabilities and stockholders' equity ...........   $ 146,431      $ 157,028
                                                                   =========      =========

        Note: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               ----------------------
                                                                 1999          1998
                                                               --------       -------
Net sales ...................................................  $ 31,081       $43,606
Cost of products sold .......................................    21,160        27,020
                                                               --------       -------
       Gross margin .........................................     9,921        16,586
                                                               --------       -------
Operating expenses:
  Research and development ..................................     4,151         4,748
  Selling, general and administrative .......................     8,510         8,802
  Restructuring .............................................       468            --
                                                               --------       -------
       Total operating expenses .............................    13,129        13,550
                                                               --------       -------
       Operating income (loss) ..............................    (3,208)        3,036
                                                               --------       -------
Other income (expense):
  Interest income ...........................................       218           377
  Foreign currency loss .....................................       (43)           --
                                                               --------       -------
       Total other income ...................................       175           377
                                                               --------       -------
       Income (loss) before income taxes ....................    (3,033)        3,413
Income tax expense (benefit) ................................    (1,153)        1,297
                                                               --------       -------
       Net income (loss) ....................................  $ (1,880)      $ 2,116
                                                               ========       =======
Net income (loss) per share:
  Basic .....................................................  $  (0.12)      $  0.13
                                                               ========       =======
  Diluted ...................................................  $  (0.12)      $  0.13
                                                               ========       =======
Shares used in computing net income (loss)
per share:
  Basic .....................................................    16,168        16,168
  Diluted ...................................................    16,168        16,897

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           -----------------------
                                                                             1999           1998
                                                                           --------       --------
OPERATING ACTIVITIES
Net income (loss) .......................................................  $ (1,880)      $  2,116
Adjustments to reconcile net income (loss) to cash used in
  operating activities:
  Depreciation and amortization .........................................     1,576          1,405
Changes in operating assets and liabilities:
     Accounts receivable ................................................     8,163          2,374
     Inventories ........................................................    (3,346)          (733)
     Prepaid expenses and other current assets ..........................    (2,520)          (936)
     Accounts payable ...................................................    (1,591)        (2,450)
     Accrued and other current liabilities ..............................    (4,665)        (4,604)
                                                                           --------       --------
      Total cash used in operating activities ...........................    (4,263)        (2,828)
                                                                           --------       --------
INVESTING ACTIVITIES
Purchases of property, plant and equipment ..............................    (2,310)        (2,712)
Other ...................................................................      (114)          (594)
                                                                           --------       --------
      Total cash used in investing activities ...........................    (2,424)        (3,306)
                                                                           --------       --------
FINANCING ACTIVITIES
Net borrowings under credit facilities ..................................    (1,641)           355
Net proceeds from issuance of common stock ..............................        --          3,249
                                                                           --------       --------
      Total cash provided by (used in) financing activities .............    (1,641)         3,604
                                                                           --------       --------
Effect of changes in foreign currency exchange rates ....................      (504)            --
                                                                           --------       --------
          Decrease in cash and cash equivalents .........................    (8,832)        (2,530)
Cash and cash equivalents at beginning of year ..........................    34,620         33,487
                                                                           --------       --------
Cash and cash equivalents at end of period ..............................  $ 25,788       $ 30,957
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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Friday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date.

2.      INVENTORIES

        Inventories consisted of the following (in thousands):

                                                        MARCH 31,   DECEMBER 31,
                                                          1999         1998
                                                        ---------   ------------
Raw material .........................................   $13,557      $ 9,866
Work in process ......................................     9,377        7,582
Finished goods .......................................     5,978        8,118
                                                         -------      -------
                                                         $28,912      $25,566
                                                         =======      =======

3.      STOCKHOLDERS' EQUITY

        In January 1998, the Company issued 360,000 shares of common stock at a price of $10.00 per share in accordance with an overallotment option granted to the underwriters of the Company's initial public offering. Net proceeds were $3.2 million.


4.      NET INCOME (LOSS) PER SHARE

        Statement of Financial Accounting Standards (SFAS) No. 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. Diluted net loss per share does not include such incremental common share issuable upon the exercise of stock options as they were anti-dilutive. Stock options granted by subsidiaries of the Company were not included in the calculation of net income (loss) per share as they were anti-dilutive.

        The following table presents the calculation of basic and diluted net income (loss) per share as required under SFAS No. 128:

                                                                 MARCH 31,
                                                            -------------------
                                                              1999       1998
                                                            --------    -------
Numerator:
  Net income (loss) ...................................     $ (1,880)   $ 2,116
                                                            ========    =======
Denominator:
  Denominator for basic net income (loss)
   per share:
     Weighted average shares ..........................       16,168     16,168
  Effect of dilutive securities:
     Employee stock options ...........................           --        729
                                                            --------    -------
  Denominator for diluted net
     income (loss) per share ..........................       16,168     16,897
                                                            ========    =======
Net income (loss) per share -- Basic ..................     $  (0.12)   $  0.13
Net income (loss) per share -- Diluted ................     $  (0.12)   $  0.13

5.      COMPREHENSIVE INCOME

        The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the fourth quarter of 1998. SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's net income or total stockholders' equity.

        Comprehensive income (loss) was as follows (in thousand):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                               -----------------------
                                                                 1999           1998
                                                               --------       --------
Net Income (loss)                                              $ (1,880)      $  2,116
Foreign currency translation                                       (748)          (447)
Unrealized gain on forward foreign currency
   contracts, net of income taxes                                 1,237             --
                                                               --------       --------
Total                                                          $ (1,391)      $  1,669
                                                               ========       ========

        Accumulated other comprehensive income presented in the accompanying consolidated balance sheet consists of the accumulated foreign currency translation and net unrealized gains (losses) on forward foreign currency contracts.

6.      ENVIRONMENTAL MATTERS

        See Part II., Item 1. Legal Proceedings

7.      SEGMENT REPORTING

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

Information about segments (in thousands):

                                                                                                        ALL
                                        CSG         ISL         OEM          OPC          SPD         OTHERS         TOTAL
                                      -------     -------     -------     --------      --------      -------      ---------
Three months ended March 31, 1999
  Net Sales to external customers     $   185     $    --     $    --     $  1,964      $ 28,451      $   481      $  31,081
  Intersegment net sales                7,646      14,515       7,848        3,265            --           --         33,274
  Segment EBIT                            288       2,357         870         (835)       (2,340)        (527)          (187)
  Segment assets                       18,631      22,478       9,478       37,201        57,676        2,769        148,233

Three months ended March 31, 1998
  Net Sales to external customers     $   235     $    --     $    --     $  6,534      $ 34,494      $ 2,343      $  43,606
  Intersegment net sales                8,744      18,028       9,433        2,353            --           --         38,558
  Segment EBIT                            879       3,091       1,679        1,811        (1,578)         146          6,028
  Segment assets                       17,834      23,610      11,229       25,328        54,607        3,075        135,683

Reconciliation of segment information to financial statements (in thousands):

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                 ---------------------------
                                                                   1999               1998
                                                                 --------           --------
        Net Sales
        Total external sales for reportable segments             $ 30,600           $ 41,263
        Intersegment sales for reportable segments                 33,274             38,558
        Other sales                                                   481              2,343
        Elimination of intersegment sales                         (33,274)           (38,558)
                                                                 --------           --------
           Total consolidated net sales                          $ 31,081           $ 43,606
                                                                 ========           ========
        Income (loss) before income taxes
        Total EBIT for reportable segments                       $    340           $  5,882
        Other EBIT                                                   (527)               146
        Corporate expenses                                         (1,253)            (1,387)
        Other expenses not allocated to segments                   (1,300)            (1,605)
        Restructuring                                                (468)                --
        Interest income                                               218                377
        Foreign currency loss                                         (43)                --
                                                                 --------           --------
           Total consolidated income (loss) before
               income taxes                                      $ (3,033)          $  3,413
                                                                 ========           ========


8.      RESTRUCTURING CHARGE

        In the three months ended March 31, 1999, the Company recorded a restructuring charge of $468,000 for severance related to the termination of 41 employees. As of March 31, 1999, approximately $300,000 of this amount had been paid.

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

OVERVIEW

        The Company is a leader in the design, development, manufacture and distribution of lasers and laser systems for a broad range of markets. Spectra-Physics AB, a multinational corporation based in Sweden, indirectly owns 80.4% of the Company's outstanding Common Stock. On February 22, 1999, shareholders of Spectra-Physics AB holding approximately 98.4% of the outstanding shares of Spectra-Physics AB tendered their shares to Thermo Instrument Systems Inc. (TIS), a U.S. based corporation whose common stock is traded on the American Stock Exchange, which shares were thereafter accepted by TIS for approximately $355 million. Accordingly, TIS now indirectly owns approximately 79.1% of the Company's outstanding common stock. Prior to the Reorganization described below, the Company, Opto Power Corporation and Spectra-Physics Laser Data Systems, Inc., together with various foreign subsidiaries of Spectra-Physics AB that conducted sales and technical support operations on their behalf, were operated as a functional group called the Lasers and Optics Group. In preparation for the Company's initial public offering, the Lasers and Optics Group was reorganized (the "Reorganization") in October 1997 so that the assets and liabilities (including contractual rights and obligations) of the Lasers and Optics Group are now held directly or indirectly by the Company.

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

        The Company's sales have shown a pattern in the last several years whereby the fiscal fourth quarter net sales represent a large share of the Company's annual net sales and whereby the Company's first quarter net sales decline significantly compared to the fourth quarter of the prior fiscal year. The Company believes these sales patterns result in part because of seasonal sales pattern related to customers' fiscal years and in part from the Company's incentive compensation plan which compensates employees based on annual results. The Company recognizes that the non-linear pattern of its shipments leads to inefficiencies in asset and employee utilization. The Company is taking steps to mitigate this sales trend, but this pattern is likely to continue in the near term.

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

        The Company has five reportable segments: the Commercial Systems Group
(CSG) business unit; the Industrial and Scientific Lasers (ISL) business unit; the Original Equipment Manufacturer (OEM) business unit; Opto Power Corporation
(OPC); and Spectra-Physics Distribution (SPD) business unit. CSG designs and manufactures optics, thin films, fabricated parts, plasma tubes, and subsystems for all operating units within the Company and external customers. CSG also designs, manufactures and markets low power laser sources and beam delivery systems for OEM products in the industrial and medical instrumentation markets. ISL designs, markets and manufactures high power semiconductor-based and conventional lasers for the industrial and scientific markets. OEM designs, markets and manufactures high power semiconductor-based lasers for various OEM markets. OPC designs, markets and manufactures high power semiconductor-based laser diodes, components and systems. SPD is the Company's worldwide sales, service and support organization. Reference is made to Footnote 7 of the Consolidated Financial Statements for disclosures of certain financial information related to the reportable segments.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the Company's results of operations in dollar terms and as a percentage of net sales and the percent change from 1998 to 1999:


                                                                                                PERCENT OF
                                                                                                NET SALES
                                                           THREE MONTHS ENDED               THREE MONTHS ENDED        PERCENT
                                                                MARCH 31,                        MARCH 31,            CHANGE
                                                        ------------------------           ---------------------      1999 TO
                                                          1999            1998              1999           1998        1998
                                                        --------         -------           ------         ------      -------
        Net sales                                       $ 31,081         $43,606           100.0%         100.0%      -28.7%
        Cost of products sold                             21,160          27,020            68.1%          62.0%      -21.7%
                                                        --------         -------           -----          -----       -----
               Gross margin                                9,921          16,586            31.9%          38.0%      -40.2%
                                                        --------         -------           -----          -----       -----
        Operating expenses:
          Research and development                         4,151           4,748            13.4%          10.9%      -12.6%
          Selling, general and administrative              8,510           8,802            27.4%          20.2%       -3.3%
          Restructuring                                      468              --             1.5%            --         NM
                                                        --------         -------           -----          -----       -----
               Total operating expenses                   13,129          13,550            42.2%          31.1%       -3.1%
                                                        --------         -------           -----          -----       -----
               Operating income (loss)                    (3,208)          3,036           -10.3%           7.0%        NM
                                                        --------         -------           -----          -----       -----
        Other income (expense):
          Interest income                                    218             377             0.7%           0.9%      -42.2%
          Foreign currency loss                              (43)             --            -0.1%            --          NM
                                                        --------         -------           -----          -----       -----
               Total other income                            175             377             0.6%           0.9%      -53.6%
                                                        --------         -------           -----          -----       -----
               Income (loss) before income taxes          (3,033)          3,413            -9.7%           7.8%        NM
        Income tax expense (benefit)                      (1,153)          1,297            -3.7%           3.0%        NM
                                                        --------         -------           -----          -----       -----
               Net income (loss)                        $ (1,880)        $ 2,116            -6.0%           4.9%        NM
                                                        ========         =======           =====          =====

NM -- not meaningful

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net sales

        Net sales were $31.1 million and $43.6 million in the three months ended March 31, 1999 and 1998, respectively, representing a decrease of 28.7%. Net sales for the three months ended March 31, 1999, calculated using foreign currency exchange rates for the same period in 1998, decreased 30.9%. The decrease in sales reflects the decreased volumes of high power semiconductor-based lasers and laser systems. The decreased volume of high power semiconductor-based lasers was the result of reduced orders and sales in the commercial printing and graphics market and the material processing market, particularly the semiconductor and disk drive industries. As a result, sales of high power semiconductor-based lasers and laser systems were 41% of total sales in the three months ended March 31, 1999 compared to 51% of total sales in the three months ended March 31, 1998 and 52% in the three months ended December 31, 1998.

Net sales in the following geographic markets were:

                                     THREE MONTHS ENDED
                                          MARCH 31,
                                   ----------------------
                                    1999           1998
                                   -------        -------
                                      (in thousands)
        North America              $12,384        $24,232
        Japan                        9,634          8,938
        Europe                       7,129          7,390
        Other Asia                   1,238          1,690
        Rest of the World              696          1,356
                                   -------        -------
                                   $31,081        $43,606
                                   =======        =======


        Net sales are attributed in the above table based on the location of the Company's customer. Substantially all sales in North America, Other Asia and Rest of the World are denominated in U.S. dollars. Europe and Japan in the above table include sales from the Company's European and Japanese sales subsidiaries, respectively. Export sales to countries not located in Asia are included in Rest of the World.

        Net sales for the three months ended March 31, 1999 at actual currency exchange rates increased 7.8% for Japan, and decreased 48.9% for North America, 3.5% for Europe, 26.7% for Other Asia, and 48.7% for Rest of the World. Net sales for the three months ended March 31, 1999, calculated using foreign currency exchange rates for the same period in 1998, decreased 4.3% for Japan and 6.3% for Europe.

        As previously mentioned, over the last three years a growing proportion of the Company's total sales and most of its sales growth have been from sales of high power semiconductor-based lasers. However, in the first quarter of 1999, the percentage of total sales of conventional lasers grew as compared to the first quarter of 1998. This was due to weaknesses in certain key OEM markets which are the primary markets of semiconductor based lasers as described above. Widely published reports foresee no upturn in these markets until late 1999 thereby limiting sales growth for 1999. However, the Company believes that the first quarter of 1999 revenue comparisons are indicative of current market conditions only and that the evolution from conventional to semiconductor-based lasers will continue.

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

        Gross margin was $9.9 million and $16.6 million for the three months ended March 31, 1999 and 1998, respectively, representing a decrease of 40.2%. As a percentage of net sales, gross margin was 31.9% and 38.0% in the three months ended March 31, 1999 and 1998, respectively. The principal reason for the decrease in gross margin as a percentage of net sales was the lower proportion of sales of high power semiconductor-based lasers and laser systems which generally have higher gross margins than conventional products and unfavorable overhead absorption resulting from the lower sales. Mitigating these unfavorable factors was the positive effect on gross margins from the weakening of the U.S. dollars compared to non-U.S. dollar currencies, particularly the Yen.

Operating expenses

        Operating expenses totaled $13.1 million and $13.6 million in the three months ended March 31, 1999 and 1998, respectively, representing a decrease of 3.1%. As a percentage of net sales, operating expenses were 42.2% and 31.1% in the three months ended March 31, 1999 and 1998, respectively. Included in operating expenses for the three months ended March 31, 1999 was restructuring costs of $0.5 million associated with the termination of 41 employees.

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

        Research and development expenses totaled $4.2 million and $4.7 million for the three months ended March 31, 1999 and 1998, respectively, representing a decrease of 12.6%. As a percentage of net sales, research and development expenses were 13.4% and 10.9% in the three months ended March 31, 1999 and 1998, respectively.

        Selling, general and administrative expenses include the expenses of the Company's sales and support subsidiaries in the United Kingdom, France, Germany, the Netherlands and Japan as well as the Company's North American sales and support organization, and other administrative expenses such as legal and accounting.

        Selling, general and administrative expenses totaled $8.5 million and $8.8 million for the three months ended March 31, 1999 and 1998, respectively, representing a decrease of 3.3%. As a percentage of net sales, selling, general and administrative expenses were 27.4% and 20.2% in the three months ended March 31, 1999 and 1998, respectively. The principal reason for the decrease in selling, general and administrative expenses in dollar terms for the three months ended March 31, 1999 was lower expenses associated with the lower sales volumes.

Interest income (expense)

        Interest income totaled $0.2 million and $0.4 million in the three months ended March 31, 1999 and 1998, respectively. Interest income was earned on the Company's invested cash and cash equivalents.

Foreign currency loss

        At March 31, 1999, the Company had contracts for the sale of foreign currencies and the purchase of U.S. dollars totaling $ 35.0 million. At March 31, 1999, the Company had deferred gains relating to its foreign currency contracts of approximately $2.1 million, which is all expected to be recognized in income over the next twelve months.

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of March 31, 1999. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

Foreign currency spot/forward contracts
(in thousands, except average contract rates):

                                                      AVERAGE
                             NOTIONAL                 CONTRACT
                              AMOUNT                    RATE
                             --------                 --------
Japanese Yen .........        $20,183                 113.2938
British Pound Sterling          3,036                   0.5986
German Marks .........          5,777                   1.6210
Netherland Guilder ...          2,245                   1.8505
French Franc .........          3,697                   5.4795
Other ................             16                   1.5751
                              ------
                              $34,954
                              =======

Estimated fair value................ $2,115*
                                     ======

* The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

        During the three months ended March 31, 1999, the Company recorded a foreign currency loss of $0.04 million principally related to losses incurred as a result of unfavorable foreign exchange rate movements on unhedged accounts receivable.

Income tax expense

        Income taxes have been provided in the financial statements as if the Company were a separate taxable entity.

        The Company's effective tax rate is 38% of pre tax income (loss). An income tax benefit of $1.2 million was recorded in the three months ended March 31, 1999 and income tax expense of $1.3 million was recorded in the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Through the third quarter of 1997, the Company had satisfied its liquidity requirements through cash provided by Spectra-Physics AB and affiliates in the form of loans and advances. As of October 1, 1997, all outstanding loans and advances from Spectra-Physics AB and affiliates were converted to equity. At March 31, 1999, the Company had working capital of $70.3 million, including cash and cash equivalents of $25.8 million, compared to working capital at December 31, 1998 of $72.3 million, including cash and cash equivalents of $34.6 million.

        Cash used in operating activities was $4.3 million and $2.8 million in the three months ended March 31, 1999 and 1998, respectively. Cash used in investing activities, mostly purchases of property, plant and equipment, was $2.4 million and $3.3 million in the three months ended March 31, 1999 and 1998, respectively. Cash used in financing activities was $1.6 million in the three months ended March 31, 1999. Cash provided by financing activities was $3.6 million in the three months ended March 31, 1998. All of the cash used in financing activities in the three months ended March 31, 1999 represented decreases in net borrowings under the Company's credit facilities in Japan. During the three months ended March 31, 1998, financing activities included the sale of 360,000 shares of common stock in accordance with an overallotment option granted to the underwriters of the Company's initial public offering of $3.2 million. The effect of foreign currency exchange rate changes on cash was $0.5 million in the three months ended March 31, 1999.

        These activities resulted in a decrease in cash and cash equivalents of $8.8 million and $2.5 million in the three months ended March 31, 1999 and 1998, respectively.

        The Company has unsecured short-term credit facilities in Japan with several banks. The facilities allow aggregate borrowings of 2.1 billion Yen ($17.4 million) and bear interest at 1.625% per annum. At March 31, 1999 and December 31, 1998 there were approximately $10.1 million and $11.8 million, respectively, of borrowings outstanding under these facilities. The Company's foreign subsidiaries other than Japan have credit facilities aggregating $4.5 million, none of which was outstanding as of March 31, 1999. From time to time, the amount available under the credit facilities will be reduced by the amount of performance bonds outstanding guaranteed by the applicable bank to the Company's customers. The Company also has available in the U.S. two committed, unsecured credit facilities aggregating $20.0 million and a $10.0 million uncommitted, unsecured credit facility with a bank. The committed facilities are through June 2000. At March 31, 1999 and December 31, 1998, there were no borrowings under either facility.

        The Company has reviewed its short- and long-term liquidity needs. The Company's liquidity needs for at least the next twelve months will be met by cash flows from operations, existing cash balances and borrowings available under its credit facilities.

YEAR 2000 COMPLIANCE

        An issue exists for all companies that rely on computers as the year 2000 approaches. Known as the "Millennium Bug", or the "Year 2000 (Y2K) Problem", the problem stems from the way that some computer systems and other chip containing equipment were programmed to process date information. To conserve memory, dates were stored as two digit, rather than as four digit, numbers with all the dates assumed to be between 1900 and 1999. Thus the year 2000 would be stored as "00" and be assumed to be 1900, and year 2001 as "01", and be assumed to be 1901, etc. This practice will result in incorrect results when computers so programmed perform arithmetic operations, comparisons or data field sorting with dates later than 1999.

        The Board of Directors of Spectra-Physics, and all levels of management, are well aware of the Y2K problem, and plans have been made to address the issue. Spectra-Physics' Y2K compliance plans are supervised by the Vice President of Finance, and progress is under ongoing review by the Board. The Company's Year 2000 Project Team has completed a review of Spectra-Physics' (a) Information Technology (IT) and non-IT systems, (b) products, (c) vendors and
(d) customers and is acting to correct identified problems.

Information Technology (IT) and non-IT systems

        Spectra-Physics has completed a review of its Information Technology
(IT) and non-IT systems at all of its sites. The Company has identified a few items that are not Y2K compliant and has created a plan to bring them into compliance in advance of the year 2000. The Company feels that it will be able to accomplish this goal by (a) using its internal programming staff, (b) using outside computer consultants in a few limited cases, and (c) buying replacements for some specific systems. Costs in connection with these solutions are expected to be in the range of $0.5 million to $0.8 million over the period of January 1, 1998 to June 30, 1999, and these costs will be funded by operating cash flow. Through March 31, 1999, the Company has incurred approximately $0.4 million of these costs.

        If such modifications or replacements are not completed in a timely manner, the Y2K problem may have a material adverse effect on the operations of the Company.

Products

        The Company has completed a thorough review of its products. This review has uncovered no material Y2K issues with Spectra-Physics products.

Vendors and Suppliers

        The Company has performed a careful review of its suppliers and vendors and has identified a subset of them as being "critical" vendors. Spectra-Physics has sent letters to each of these critical vendors asking them about their Y2K readiness. The Company has received responses from a majority of these vendors and is satisfied with their Y2K readiness. Those vendors who did not respond, or whose response the Company found inadequate, were sent a second letter. The Company is presently assessing their responses and, for those who are not Y2K compliant, or have not yet responded, the Company's purchasing department will contact them regarding coming into compliance. If the vendor will not be in compliance by the end of the second quarter of 1999, Spectra-Physics will seek alternative sources during the third and fourth quarters of 1999. If a critical vendor is not Y2K compliant, and such vendor cannot remedy its noncompliance and Spectra-Physics cannot identify an alternative vendor, there may be a material adverse effect on the operations of the Company.

Customers

        The Company prepared a listing of its top customers during the first quarter of 1999 and sent a Y2K compliance letter to them in the second quarter of 1999. Since no one customer of the Company makes up more than 5% of the Company's total sales, the Company is not subject to as much risk as companies with more concentrated sales. The Company expects to complete the survey of its customers early in the third quarter of 1999. The Company will assess their Y2K readiness and will work with those who are not compliant to identify alternative methods for them to order from Spectra-Physics.

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

Costs

        The reviews of Company products, vendors and suppliers, and customers are performed by the Company's manufacturing, research and development, and IT staff as part of their on-going duties. The only incremental costs the Company expects to incur relate to certain outside computer consultants and the replacement of certain non-Y2K compliant pieces of hardware and software, and the related installation services.

EUROPEAN MONETARY UNION (EMU)

        The euro is the new currency introduced by certain European countries collectively known as the European Monetary Union (EMU). The euro was introduced on January 1, 1999 and the eleven participating EMU members established fixed conversion rates between their existing currencies (legacy currencies) and the euro. The legacy currencies have no value of their own but are subsets of the euro. The legacy currencies and the euro will both be used through June 30, 2002 when the legacy currencies will be withdrawn (euro only environment).

        The introduction of the euro could have an adverse impact on a company's information systems, its markets and the economies in which it operates.

        With regards to information systems, through March 31, 1999, the euro had no material impact on the Company's information systems. The Company believes the euro will have no material impact on its systems in 1999. Furthermore, the Company's review indicates that the Company's information systems can operate in the "euro only" environment in 2002. As that date gets closer the Company expects to conduct another survey concerning the euro's impact on information systems.

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

        Certain of these Environmental Laws, including Superfund Laws, hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of Hazardous Substances. Such Superfund Laws also provide for responses to and liability for releases of certain Hazardous Substances into the environment. The nature of the Company's operations and the long history of industrial uses at some of its current or former facilities expose the Company to risk of liabilities or claims under Superfund Laws. In 1988, the Company was named on the General Notification List of the Environmental Protection Agency (EPA)stating that the Company may be a Potentially Responsible Party (PRP) under the Superfund Laws for Hazardous Substances which may have been generated by its former operations at a former site. Since that time, the Company has not been named in the EPA's first or second tier lists, and has not been pursued as PRP by the EPA or any of the other PRPs.

        Since 1984, the Company's facilities in Mountain View, California ("Mountain View Site") have been undergoing investigation and remediation in response to past releases of industrial solvents to the soil and groundwater. In addition, the impacted groundwater has migrated to what is referred to as the North Bayshore Area. As a result of these past releases, the Mountain View Site and other neighboring sites are listed on the NPL or the Superfund List under CERCLA. The Company is subject to Orders that require the Company to perform remediation on-site and off-site and investigate other potentially responsible parties. Pursuant to the Orders and other orders issued to other responsible parties, the Company and other responsible parties are jointly performing and funding remediation which includes soil vapor extraction and groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the Order are in place, and consequently the initial capital expenses for such systems have been incurred. As of November 1998, the Company had received permission from the Regional Water Quality Control Board (RWQCB) to shut down one of its extraction wells and one of its vapor extraction units. The Company has also been given permission to run tests that may allow it to shut down a second well and is applying for permission to shut down its second soil vapor extraction system.

        In October 1997, the Company was served with a complaint that had been filed in the Superior Court of the State of California seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals (Rosario Balcita et al. v. Teledyne Semiconductor, Spectra-Physics Lasers, et al.). As of December 31, 1998, there has been a summary judgement ruling in the case in favor of the Company and its co-defendants in regards to the four adults in the case. There can be no assurance that the complaint will be resolved or that the summary judgement will not be successfully appealed without adverse impact to the Company's financial position or results of operations. There can be no assurances that other parties will not come forward and claim personal injury or property damage.

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

      EXHIBIT
       NUMBER                     DESCRIPTION
       ------                     -----------
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

        10.10 Employment Agreement dated January 1, 1998, between the Company and Patrick L. Edsell

        27.1    Financial Data Schedule

        (b)     REPORTS ON FORM 8-K:

        On February 22, 1999, the Company filed a Form 8-K to report a change in control of the Registrant as follows:

        Spectra-Physics Holdings USA, Inc. ("Holdings") owns 80.4% of the Registrant's outstanding Common Stock. Holdings is a wholly owned subsidiary of Spectra-Physics AB, a multinational corporation based in Sweden. On February 22, 1999, shareholders of Spectra-Physics AB holding approximately 17.3 million shares, or 98% of the outstanding shares, of Spectra-Physics AB tendered their shares to Thermo Instrument Systems Inc. ("TIS"), which shares were thereafter accepted by TIS for $355 million. Accordingly, TIS now indirectly owns 78.79% of the Company's outstanding Common Stock.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Spectra-Physics Lasers, Inc.

Date: May 13, 1999                              /s/ PATRICK L. EDSELL
                                        ----------------------------------------
                                                    Patrick L. Edsell
                                                   Chairman, President
                                                and Chief Executive Officer

Date: May 13, 1999                              /s/ THOMAS J. SCANNELL
                                        ----------------------------------------
                                                    Thomas J. Scannell
                                           Vice President, Finance, Secretary,
                                                and Treasurer (Principal
                                                    Financial Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule