Form 10-Q
period 1999-06-30
SPECTRA PHYSICS LASERS INC
filed 1999-08-09
CIK 1047385

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's common stock, par value $0.01 per share, at July 30, 1999 was 16,168,043 shares.


================================================================================

                          SPECTRA-PHYSICS LASERS, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX


                                                                                                  PAGE
Part I   Financial information

Item 1.  Financial statements and supplementary data:
            (a) Consolidated Balance Sheet at June 30, 1999 and December 31, 1998...............    3
            (b) Consolidated  Statement of Operations for the three and six months ended June 30,
                1999 and 1998...................................................................    4
            (c) Consolidated  Statement of Cash Flows for the six months ended June 30, 1999 and
                1998............................................................................    5
            (d) Notes to Consolidated Financial Statements......................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................   19

Part II  Other Information......................................................................   20

         Signatures.............................................................................   23

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SPECTRA-PHYSICS LASERS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                        June 30,    December 31,
                                                          1999         1998
                                                       ----------   ----------
                                                       (Unaudited)  (See Note)
ASSETS
Current assets:
  Cash and cash equivalents .......................... $   23,647   $   34,620
  Accounts receivable ................................     34,600       45,824
  Inventories ........................................     29,632       25,566
  Deferred tax assets ................................      7,300        7,300
  Prepaid expenses and other current assets ..........      6,440        3,944
                                                       ----------   ----------
          Total current assets .......................    101,619      117,254
                                                       ----------   ----------

Property, plant and equipment, net ...................     38,644       35,156
Intangible assets, net ...............................      1,959        2,122
Other assets .........................................      2,223        2,496
                                                       ----------   ----------
          Total assets ............................... $  144,445   $  157,028
                                                       ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................... $    7,921   $    9,262
  Borrowings under credit facilities .................      8,500       11,756
  Accrued and other current liabilities ..............     17,456       23,959
                                                       ----------   ----------

          Total current liabilities ..................     33,877       44,977
Long-term liabilities ................................      1,991        1,983

Commitments and contingencies

Stockholders' equity:
  Common stock .......................................        162          162
  Additional paid-in capital .........................     97,235       97,235
  Retained earnings ..................................     11,651       13,276
  Accumulated other comprehensive income (loss).......       (471)        (605)
                                                       ----------   ----------
          Total stockholders' equity .................    108,577      110,068
                                                       ----------   ----------
          Total liabilities and stockholders' equity . $  144,445   $  157,028
                                                       ==========   ==========


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

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
                                                        -------------------   --------------------
                                                          1999       1998       1999        1998
                                                        --------   --------   --------    --------
Net sales ............................................. $ 34,901   $ 40,227   $ 65,982    $ 83,833
Cost of products sold .................................   21,751     24,488     42,911      51,508
                                                        --------   --------   --------    --------
    Gross margin ......................................   13,150     15,739     23,071      32,325
                                                        --------   --------   --------    --------
Operating expenses:
  Research and development ............................    4,234      3,997      8,385       8,745
  Selling, general and administrative .................    8,820      8,913     17,330      17,715
  Restructuring .......................................       73         --        541          --
                                                        --------   --------   --------    --------
    Total operating expenses ..........................   13,127     12,910     26,256      26,460
                                                        --------   --------   --------    --------
    Operating income (loss) ...........................       23      2,829     (3,185)      5,865
                                                        --------   --------   --------    --------
Other income (expense):
  Interest income .....................................      233        295        451         672
  Foreign currency gain ...............................      156         --        113          --
                                                        --------   --------   --------    --------
    Total other income ................................      389        295        564         672
                                                        --------   --------   --------    --------
    Income (loss) before income taxes .................      412      3,124     (2,621)      6,537
Income tax expense (benefit) ..........................      157      1,187       (996)      2,484
                                                        --------   --------   --------    --------
    Net income (loss).................................. $    255   $  1,937   $ (1,625)   $  4,053
                                                        ========   ========   ========    ========
Net income (loss) per share:
  Basic ............................................... $   0.02   $   0.12   $  (0.10)   $   0.25

  Diluted ............................................. $   0.02   $   0.12   $  (0.10)   $   0.24

Shares used in computing net income (loss) per share:
  Basic ...............................................   16,168     16,168     16,168      16,168
  Diluted .............................................   16,168     16,660     16,168      16,779


                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 Six Months Ended
                                                                     June 30,
                                                               --------------------
                                                                 1999        1998
                                                               --------    --------
OPERATING ACTIVITIES
Net income (loss) ..........................................   $ (1,625)   $  4,053
Adjustments to reconcile net income (loss) to cash used in
  operating activities:
  Depreciation and amortization ............................      3,157       2,744
Changes in operating assets and liabilities:
     Accounts receivable ...................................     11,224       4,982
     Inventories ...........................................     (4,066)     (2,614)
     Prepaid expenses and other current assets .............     (2,496)     (2,428)
     Accounts payable ......................................     (1,341)     (4,268)
     Accrued and other current liabilities .................     (5,098)     (2,804)
                                                               --------    --------
      Total cash used in operating activities ..............       (245)       (335)
                                                               --------    --------
INVESTING ACTIVITIES
Purchases of property, plant and equipment .................     (6,645)     (6,244)
Other ......................................................        (45)       (452)
                                                               --------    --------
      Total cash used in investing activities ..............     (6,690)     (6,696)
                                                               --------    --------
FINANCING ACTIVITIES
Net borrowings under credit facilities .....................     (3,256)        209
Net proceeds from issuance of common stock .................         --       3,245
                                                               --------    --------
      Total cash provided by (used in) financing activities      (3,256)      3,454
                                                               --------    --------
Effect of changes in foreign currency exchange rates .......       (782)         --
                                                               --------    --------
          Decrease in cash and cash equivalents ............    (10,973)     (3,577)
Cash and cash equivalents at beginning of year .............     34,620      33,487
                                                               --------    --------
Cash and cash equivalents at end of period .................   $ 23,647    $ 29,910
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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Friday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date.

2. INVENTORIES

        Inventories consisted of the following (in thousands):


                             June 30,       December 31,
                              1999              1998
                          -----------       -----------
Raw material ............ $    11,379       $     9,866
Work in process .........       9,302             7,582
Finished goods ..........       8,951             8,118
                          -----------       -----------
                          $    29,632       $    25,566
                          ===========       ===========


3. STOCKHOLDERS' EQUITY

        In January 1998, the Company issued 360,000 shares of common stock at a price of $10.00 per share in accordance with an overallotment option granted to the underwriters of the Company's initial public offering. Net proceeds were $3.2 million.


4. NET INCOME (LOSS) PER SHARE

        Statement of Financial Accounting Standards (SFAS) No. 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. Diluted net loss per share does not include such incremental common shares issuable upon the exercise of stock options as they were anti-dilutive. Approximately 2.2 million options to acquire shares of common stock were excluded from the calculation of diluted net income (loss) per share for the three and six months ended June 30, 1999 as they were antidilutive. Stock options granted by subsidiaries of the Company were not included in the calculation of net income (loss) per share as they were anti-dilutive.

        The following table presents the calculation of basic and diluted net income (loss) per share as required under SFAS No. 128 (in thousands, except per share data):


                                                                     Three Months Ended                    Six Months Ended
                                                                          June 30,                              June 30,
                                                               -----------------------------         ------------------------------
                                                                  1999               1998               1999                1998
                                                               ----------         ----------         ----------          ----------
Numerator:
  Net income (loss) ........................................   $      255         $    1,937         $   (1,625)         $    4,053
                                                               ==========         ==========         ==========          ==========
Denominator:
  Denominator for basic net income (loss) per share:
     Weighted average shares ...............................       16,168             16,168             16,168              16,168
  Effect of dilutive securities:
     Employee stock options ................................           --                492                 --                 611
                                                               ----------         ----------         ----------          ----------
  Denominator for diluted net
     income (loss) per share ...............................       16,168             16,660             16,168              16,779
                                                               ==========         ==========         ==========          ==========
Net income (loss) per share -- Basic .......................   $     0.02         $     0.12         $    (0.10)         $     0.25
Net income (loss) per share -- Diluted .....................   $     0.02         $     0.12         $    (0.10)         $     0.24


5. COMPREHENSIVE INCOME (LOSS)

        The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the fourth quarter of 1998. SFAS No. 130 established new rules for the reporting and display of comprehensive income (loss) and its components. The adoption of SFAS No. 130 had no impact on the Company's net income (loss) or total stockholders' equity.

        Comprehensive income (loss) was as follows (in thousand):


                                                           Three months ended                    Six months ended
                                                                June 30,                             June 30,
                                                      ----------------------------         ----------------------------
                                                        1999               1998              1999               1998
                                                      ---------          ---------         ---------          ---------
Net income (loss) ................................    $     255          $   1,937         ($  1,625)         $   4,053
Foreign currency translation adjustments .........         (437)               123            (1,185)              (324)
Unrealized gain on forward foreign currency
  contract, net of income taxes ..................           82                 --             1,319                 --
                                                      ---------          ---------         ---------          ---------
Total ............................................    ($    100)         $   2,060         ($  1,491)         $   3,729
                                                      =========          =========         =========          =========


        Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheet consists of the cumulative foreign currency translation adjustments and net unrealized gains (losses) on forward foreign currency contracts.


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

   Information about segments (in thousands):

                                                                                                         All
                                          CSG          ISL         OEM         OPC          SPD         Others       Total
                                        --------     --------    --------    --------     --------     --------     --------
Three months ended June 30, 1999:

  Net sales to external customers ..    $    218     $   --      $   --      $  1,844     $ 32,150     $    689     $ 34,901

  Intersegment net sales ...........       7,176       14,602       7,170       4,629         --           --         33,577

  Segment EBIT .....................        (175)       2,988         878        (535)      (2,208)        (785)         163

  Segment assets ...................      18,428       21,655       9,118      36,855       58,959        2,345      147,360

Three months ended June 30, 1998:

  Net sales to external customers ..    $    218     $   --      $   --      $  2,478     $ 36,197     $  1,334     $ 40,227

  Intersegment net sales ...........       8,601       15,564       9,346       6,505         --           --         40,016

  Segment EBIT .....................         508        2,277       1,477       2,232       (2,397)        (257)       3,840

  Segment assets ...................      17,608       22,220      11,207      27,931       54,170        2,240      135,376

                                                                                                        All
                                          CSG         ISL         OEM         OPC          SPD         Others        Total
                                        --------    --------    --------    --------     --------     --------     --------
Six months ended June 30, 1999:

  Net sales to external customers ..    $    403    $   --      $   --      $  3,808     $ 60,601     $  1,170     $ 65,982

  Intersegment net sales ...........      14,822      29,117      15,018       7,894         --           --         66,851

  Segment EBIT .....................         113       5,345       1,748      (1,370)      (4,548)      (1,312)         (24)

Six months ended June 30, 1998:

  Net sales to external customers ..    $    453    $   --      $   --      $  9,012     $ 70,691     $  3,677     $ 83,833

  Intersegment net sales ...........      17,345      33,592      18,779       8,858         --           --         78,574

  Segment EBIT .....................       1,387       5,368       3,156       3,974       (3,905)        (111)       9,869

Reconciliation of segment information to financial statements (in thousands):

                                                               Three months ended        Six months ended
                                                                    June 30,                 June 30,
                                                                1999        1998         1999         1998
Net Sales:
Total external sales for reportable segments ............    $ 34,212     $ 38,893     $ 64,812     $ 80,156
Intersegment sales for reportable segments ..............      33,577       40,016       66,851       78,574
Other sales .............................................         689        1,334        1,170        3,677
Elimination of intersegment sales .......................     (33,577)     (40,016)     (66,851)     (78,574)
                                                             --------     --------     --------     --------
   Total consolidated net sales .........................    $ 34,901     $ 40,227     $ 65,982     $ 83,833
                                                             ========     ========     ========     ========
Income (loss) before income taxes:
Total EBIT for reportable segments ......................    $    948     $  4,097     $  1,288     $  9,979
Other EBIT ..............................................        (785)        (257)      (1,312)        (111)
Corporate expenses ......................................        (798)        (917)      (2,051)      (2,304)
Other expenses not allocated to segments ................         731          (94)        (569)      (1,699)
Restructuring ...........................................         (73)        --           (541)        --
Interest income .........................................         233          295          451          672
Foreign currency gain ...................................         156         --            113         --
                                                             --------     --------     --------     --------
   Total consolidated income (loss) before income taxes..    $    412     $  3,124     ($ 2,621)    $  6,537
                                                             ========     ========     ========     ========

8. RESTRUCTURING CHARGE

   In the six months ended June 30, 1999, the Company recorded a restructuring charge of $541,000 for severance related to the termination of 41 employees. As of June 30, 1999, approximately $450,000 of this amount had been paid.

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

RESULTS OF OPERATIONS

   The following tables set forth, for the periods indicated, the Company's results of operations in dollar terms and as a percentage of net sales and the percent change from 1998 to 1999:

                                                                      Percent of
                                                                       Net Sales
                                            Three Months Ended    Three Months Ended   Percent
                                                  June 30,              June 30,       Change
                                            ------------------    -----------------    1999 to
                                              1999      1998        1999      1998      1998
                                            -------    -------      -----     -----     ----
Net sales ..............................    $34,901    $40,227      100.0%    100.0%   -13.2%
Cost of products sold ..................     21,751     24,488       62.3%     60.9%   -11.2%
                                            -------    -------      -----     -----     ----
    Gross margin .......................     13,150     15,739       37.7%     39.1%   -16.4%
                                            -------    -------      -----     -----     ----
Operating expenses:
  Research and development .............      4,234      3,997       12.1%      9.9%     5.9%
  Selling, general and administrative ..      8,820      8,913       25.3%     22.2%    -1.0%
  Restructuring ........................         73         --        0.2%       --    100.0%
                                            -------    -------      -----     -----     ----
    Total operating expenses ...........     13,127     12,910       37.6%     32.1%     1.7%
                                            -------    -------      -----     -----     ----
    Operating income ...................         23      2,829        0.1%      7.0%   -99.2%
                                            -------    -------      -----     -----     ----
Other income (expense):
  Interest income ......................        233        295        0.7%      0.7%   -21.0%
  Foreign currency gain ................        156         --        0.4%       --    100.0%
                                            -------    -------      -----     -----     ----
    Total other income .................        389        295        1.1%      0.7%    31.9%
                                            -------    -------      -----     -----     ----
    Income before income taxes .........        412      3,124        1.2%      7.7%   -86.8%
Income tax expense .....................        157      1,187        0.5%      2.9%   -86.8%
                                            -------    -------      -----     -----     ----
    Net income .........................    $   255    $ 1,937        0.7%      4.8%   -86.8%
                                            =======    =======      =====     =====     ====

                                                                         Percent of
                                                                          Net Sales
                                              Six Months Ended        Six Months Ended    Percent
                                                   June 30,                June 30,       Change
                                                                                          1999 to
                                              1999         1998        1999      1998      1998
                                            --------     --------      -----     -----    -------
Net sales ..............................    $ 65,982     $ 83,833      100.0%    100.0%    -21.3%
Cost of products sold ..................      42,911       51,508       65.0%     61.4%    -16.7%
                                            --------     --------      -----     -----      ----
    Gross margin .......................      23,071       32,325       35.0%     38.6%    -28.6%
                                            --------     --------      -----     -----      ----
Operating expenses:
  Research and development .............       8,385        8,745       12.7%     10.4%     -4.1%
  Selling, general and administrative ..      17,330       17,715       26.3%     21.1%     -2.2%
  Restructuring ........................         541           --        0.8%       --     100.0%
                                            --------     --------      -----     -----      ----
    Total operating expenses ...........      26,256       26,460       39.8%     31.6%     -0.8%
                                            --------     --------      -----     -----      ----
    Operating income (loss) ............      (3,185)       5,865       -4.8%      7.0%       NM
                                            --------     --------      -----     -----      ----
Other income (expense):
  Interest income ......................         451          672        0.7%      0.8%    -32.9%
  Foreign currency gain ................         113           --        0.2%       --     100.0%
                                            --------     --------      -----     -----      ----
    Total other income .................         564          672        0.9%      0.8%    -16.1%
                                            --------     --------      -----     -----      ----
    Income (loss) before income taxes ..      (2,621)       6,537       -4.0%      7.8%       NM
Income tax expense (benefit) ...........        (996)       2,484       -1.5%      3.0%       NM
                                            --------     --------      -----     -----      ----
    Net income (loss) ..................    ($ 1,625)    $  4,053       -2.5%      4.8%       NM
                                            ========     ========      =====     =====      ====

NM -- not meaningful

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net sales

   Net sales were $34.9 million and $40.2 million in the three months ended June 30, 1999 and 1998, respectively, representing a decrease of 13.2%. Net sales for the three months ended June 30, 1999, calculated using foreign currency exchange rates for the same period in 1998, decreased 15.2%. Approximately 45% of the decrease in net sales was attributable to decreased sales of high power semiconductor-based lasers and laser systems and the remainder of the decrease in net sales related to sales of conventional products. The decreased sales of high power semiconductor-based lasers and laser systems was the result of reduced orders and sales in the image recording market and the computer and microelectronics manufacturing market, particularly the semiconductor and disk drive industries. The decrease in conventional product sales reflects decreased sales in the research markets in Japan and the U.S. These decreases were offset, in part, for both semiconductor-based lasers and conventional products by increased sales in the medical market. Sales of high power semiconductor-based lasers and laser systems were 51% of total sales in the three months ended June 30, 1999 compared to 50% of total sales in the three months ended June 30, 1998.

   Net sales in the following geographic markets were:

                                               Three Months Ended
                                                    June 30,
                                             ----------------------
                                               1999           1998
                                             -------        -------
                                                 (in thousands)
               North America ........        $17,804        $21,523
               Japan ................          5,837          7,915
               Europe ...............          8,690          8,286
               Other Asia ...........          1,322          1,383
               Rest of the World ....          1,248          1,120
                                             -------        -------
                                             $34,901        $40,227
                                             =======        =======

   Net sales for the three months ended June 30, 1999 at actual currency exchange rates increased 4.9% for Europe and 11.4% for Rest of the World, and decreased 17.3% for North America, 26.3% for Japan and 4.4% for Other Asia. Net sales for the three months ended June 30, 1999, calculated using foreign currency exchange rates for the same period in 1998, increased 4.5% for Europe and decreased 33.9% for Japan.

   Net sales were $66.0 million and $83.8 million in the six months ended June 30, 1999 and 1998, respectively, representing a decrease of 21.3%. Net sales for the six months ended June 30, 1999, calculated using foreign currency exchange rates for the same period in 1998, decreased 23.4%. Approximately 65% of the decrease in net sales was attributable to decreased sales of high power semiconductor-based lasers and laser systems. Most of this decrease was experienced in two markets, computer and microelectronics manufacturing and image recording, as discussed above. The remainder of the decrease was conventional products, principally in the research market. Sales of high power semiconductor-based lasers and laser systems were 46% of total sales in the six months ended June 30, 1999 compared to 51% of total sales in the six months ended June 30, 1998.

   Net sales in the following geographic markets were:


                                                Six Months Ended
                                                    June 30,
                                             ----------------------
                                               1999           1998
                                             -------        -------
                                                 (in thousands)
               North America ........        $30,188        $45,755
               Japan ................         15,471         16,853
               Europe ...............         15,819         15,676
               Other Asia ...........          2,560          3,073
               Rest of the World ....          1,944          2,476
                                             -------        -------
                                             $65,982        $83,833
                                             =======        =======

   Net sales for the six months ended June 30, 1999 at actual currency exchange rates increase 0.9% for Europe, and decreased 34.0% for North America, 8.2% for Japan, 16.7% for Other Asia, and 21.5% for Rest of the World. Net sales for the six months ended June 30, 1999, calculated using foreign currency exchange rates for the same period in 1998, decreased 18.2% for Japan and 0.6% for Europe.

   Net sales are attributed in the above tables based on the location of the Company's customer. Substantially all sales in North America, Other Asia and Rest of the World are denominated in U.S. dollars. Europe and Japan in the above table include sales from the Company's European and Japanese sales subsidiaries, respectively. Export sales to countries not located in Asia are included in Rest of the World.

   As previously mentioned, over the last three years a growing proportion of the Company's total sales and most of its sales growth have been from sales of high power semiconductor-based lasers. However, in the first six months of 1999, the percentage of total sales of conventional lasers grew as compared to the first six months of 1998. This was due to weaknesses in certain key OEM markets which are the primary markets of semiconductor based lasers as described above. Widely published reports foresee no upturn in these markets until late 1999 thereby limiting sales growth for 1999. However, the Company believes that the first two quarters of 1999 revenue comparisons are indicative of current market conditions only and that the evolution from conventional to semiconductor-based lasers will continue.

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

   Gross margin was $13.2 million and $15.7 million for the three months ended June 30, 1999 and 1998, respectively, representing a decrease of 16.4%. As a percentage of net sales, gross margin was 37.7% and 39.1% in the three months ended June 30, 1999 and 1998, respectively. The principal reason for the decrease in gross margin as a percentage of net sales was unfavorable overhead absorption resulting from lower sales. Mitigating these unfavorable factors was the positive effect on gross margins from the weakening of the U.S. dollar compared to non-U.S. dollar currencies, particularly the Yen.

   Gross margin was $23.1 million and $32.3 million for the six months ended June 30, 1999 and 1998, respectively, representing a decrease of 28.6%. As a percentage of net sales, gross margin was 35.0% and 38.6% in the six months ended June 30, 1999 and 1998, respectively. The principal reason for the decrease in gross margin as a percentage of net sales was the lower proportion of sales of high power semiconductor-based lasers and laser systems which generally have higher gross margins than conventional products and unfavorable overhead absorption resulting from the lower sales. Mitigating these unfavorable factors was the positive effect on gross margins from the weakening of the U.S. dollars compared to non-U.S. dollar currencies, particularly the Yen.

Operating expenses

   Operating expenses totaled $13.1 million and $12.9 million in the three months ended June 30, 1999 and 1998, respectively, representing a increase of 1.7%. As a percentage of net sales, operating expenses were 37.6% and 32.1% in the three months ended June 30, 1999 and 1998, respectively. Included in operating expenses for the three months ended June 30, 1999 was restructuring costs of $0.1 million.

   Operating expenses totaled $26.3 million and $26.5 million in the six months ended June 30, 1999 and 1998, respectively, representing a decrease of 0.8%. As a percentage of net sales, operating expenses were 39.8% and 31.6% in the six months ended June 30, 1999 and 1998, respectively. Included in operating expenses for the six months ended June 30, 1999 was restructuring costs of $0.5 million.

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

   Research and development expenses totaled $4.2 million and $4.0 million for the three months ended June 30, 1999 and 1998, respectively, representing an increase of 5.9%. As a percentage of net sales, research and development expenses were 12.1% and 9.9% in the three months ended June 30, 1999 and 1998, respectively.

   Research and development expenses totaled $8.4 million and $8.7 million for the six months ended June 30, 1999 and 1998, respectively, representing a decrease of 4.1%. As a percentage of net sales, research and development expenses were 12.7% and 10.4% in the six months ended June 30, 1999 and 1998, respectively.

   Selling, general and administrative expenses include the expenses of the Company's sales and support subsidiaries in the United Kingdom, France, Germany, the Netherlands and Japan as well as the Company's North American sales and support organization, and other administrative expenses such as legal and accounting.

   Selling, general and administrative expenses totaled $8.8 million and $8.9 million for the three months ended June 30, 1999 and 1998, respectively, representing a decrease of 1.0%. As a percentage of net sales, selling, general and administrative expenses were 25.3% and 22.2% in the three months ended June 30, 1999 and 1998, respectively.

   Selling, general and administrative expenses totaled $17.3 million and $17.7 million for the six months ended June 30, 1999 and 1998, respectively, representing a decrease of 2.2%. As a percentage of net sales, selling, general and administrative expenses were 26.3% and 21.1% in the six months ended June 30, 1999 and 1998, respectively. The principal reason for the decrease in selling, general and administrative expenses in dollar terms for the three and six month periods ended June 30, 1999 was lower expenses associated with the lower sales volumes.

Interest income

   Interest income totaled $0.2 million and $0.3 million in the three months ended June 30, 1999 and 1998, respectively. Interest income totaled $0.5 million and $0.7 million in the six months ended June 30, 1999 and 1998, respectively. Interest income was earned on the Company's invested cash and cash equivalents.

Foreign currency gain (loss)

   At June 30, 1999, the Company had contracts for the sale of foreign currencies and the purchase of U.S. dollars totaling $ 35.3 million. At June 30, 1999, the Company had deferred gains relating to its foreign currency contracts of approximately $2.2 million, substantially all of which is expected to be recognized in income over the next twelve months.

   The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of June 30, 1999. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

   Foreign currency spot/forward contracts (in thousands, except average contract rates):

                                                              AVERAGE
                                               NOTIONAL       CONTRACT
                                                AMOUNT          RATE
             Japanese Yen .............        $21,081         114.37
             British Pound Sterling....          3,339         0.6071
             German Marks .............          5,355         1.6485
             Netherland Guilder .......          1,500         1.8337
             French Franc .............          4,030         5.7276
                                               -------         ------
                                               $35,305
                                               =======

             Estimated fair value               $2,199(*)
                                               =======

(*) The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

   During the three and six months ended June 30, 1999, the Company recorded a foreign currency gain of $0.2 million and $0.1 million, respectively, principally related to gains incurred as a result of favorable foreign exchange rate movements on unhedged accounts receivable.

Income tax expense

   Income taxes have been provided in the financial statements as if the Company were a separate taxable entity.

   The Company's effective tax rate is 38% of pre tax income (loss). Income tax expenses of $0.2 million and $1.2 million were recorded in the three months ended June 30, 1999 and 1998, respectively. An income tax benefit of $1.0 million was recorded in the six months ended June 30, 1999 and income tax expense of $2.5 million was recorded in the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

   Through the third quarter of 1997, the Company had satisfied its liquidity requirements through cash provided by Spectra-Physics AB and affiliates in the form of loans and advances. As of October 1, 1997, all outstanding loans and advances from Spectra-Physics AB and affiliates were converted to equity. At June 30, 1999, the Company had working capital of $67.7 million, including cash and cash equivalents of $23.6 million, compared to working capital at December 31, 1998 of $72.3 million, including cash and cash equivalents of $34.6 million.

   Cash used in operating activities was $0.2 million and $0.3 million in the six months ended June 30, 1999 and 1998, respectively. Cash used in investing activities, mostly purchases of property, plant and equipment, was $6.7 million in each of the six months ended June 30, 1999 and 1998. Cash used in financing activities was $3.3 million in the six months ended June 30, 1999. Cash provided by financing activities was $3.5 million in the six months ended June 30, 1998. All of the cash used in financing activities in the six months ended June 30, 1999 represented decreases in net borrowings under the Company's credit facilities. During the six months ended June 30, 1998, financing activities included the sale of 360,000 shares of common stock in accordance with an overallotment option granted to the underwriters of the Company's initial public offering of $3.2 million. The effect of foreign currency exchange rate changes on cash was $0.8 million in the six months ended June 30, 1999.

   These activities resulted in a decrease in cash and cash equivalents of $11.0 million and $3.6 million in the six months ended June 30, 1999 and 1998, respectively.

The Company has unsecured short-term credit facilities in Japan with several banks. The facilities allow aggregate borrowings of 2.4 billion Yen ($19.8 million) and bear interest at 1.625% per annum. At June 30, 1999 and December 31, 1998 there were approximately $8.5 million and $11.8 million, respectively, of borrowings outstanding under these facilities. The Company's foreign subsidiaries other than Japan have credit facilities aggregating $3.9 million, none of which was outstanding as of June 30, 1999. From time to time, the amount available under the credit facilities will be reduced by the amount of performance bonds outstanding guaranteed by the applicable bank to the Company's customers. The Company also has available in the U.S. two committed, unsecured credit facilities aggregating $20.0 million and a $10.0 million uncommitted, unsecured credit facility. The committed facilities are through June 2000. At June 30, 1999 and December 31, 1998, there were no borrowings under the U.S. facilities.

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

Information Technology (IT) and non-IT systems

   Spectra-Physics has completed a review of its Information Technology (IT) and non-IT systems at all of its sites. The Company has identified a few items that are not Y2K compliant and has created a plan to bring them into compliance in advance of the year 2000. The Company feels that it will be able to accomplish this goal by (a) using its internal programming staff, (b) using outside computer consultants in a few limited cases, and (c) buying replacements for some specific systems. Costs in connection with these solutions are expected to be in the range of $0.1 million to $0.4 million over the period of July 1, 1999 to September 30, 1999, and these costs will be funded by operating cash flow. Through June 30, 1999, the Company has incurred approximately $0.4 million of these costs.

    If such modifications or replacements are not completed in a timely manner, the Y2K problem may have a material adverse effect on the operations of the Company.

Products

   The Company has completed a thorough review of its products. This review has uncovered no material Y2K issues with Spectra-Physics products.

Vendors and Suppliers

   The Company has performed a review of its suppliers and vendors and has identified a subset of them as being "critical" vendors. Spectra-Physics has sent letters and follow-up letters to each of these critical vendors asking them about their Y2K readiness. The Company has received responses from a majority of these vendors and is satisfied with their Y2K readiness. Those vendors who did not respond, or whose response the Company found inadequate, are being individually contacted by the Company's purchasing department. For those vendors that the Company feels are at risk of not being compliant, the purchasing department is working to establish alternate sources. If a critical vendor is not Y2K compliant, and such vendor cannot remedy its noncompliance and Spectra-Physics cannot identify an alternative vendor, there may be a material adverse effect on the operations of the Company.

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


Costs

   The reviews of Company products, systems, vendors and suppliers, and customers are performed by the Company's manufacturing, facilities, research and development, and IT staff as part of their on-going duties. The only incremental costs the Company expects to incur relate to certain outside computer consultants and the replacement of certain non-Y2K compliant hardware and software, and the related installation services.

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

   With regards to information systems, through June 30, 1999, the euro had no material impact on the Company's information systems. The Company believes the euro will have no material impact on its systems in 1999. Furthermore, the Company's review indicates that the Company's information systems can operate in the "euro only" environment in 2002. As that date gets closer the Company expects to conduct another survey concerning the euro's impact on information systems.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   There has been no material change in the Company's exposure to market risk since December 31, 1998. See Spectra-Physics Lasers, Inc.'s Annual Report on Form 10-K dated December 31, 1998.

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

   In October 1997, the Company was served with a complaint that had been filed on behalf of five individuals in the Superior Court of the State of California seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals (Rosario Balcita et al. v. Teledyne Semiconductor, Spectra-Physics Lasers, et al.). As of December 31, 1998, there has been a summary judgement ruling in the case in favor of the Company and its co-defendants in regards to the four adults in the case. Since that time, the four adult plaintiffs had filed an appeal but shortly thereafter dropped their complaint. The minor plaintiff has agreed to settle for $7,500 but the final resolution is still pending. There can be no assurances that other parties will not come forward and claim personal injury or property damage.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

   At Spectra-Physics Lasers, Inc.'s Annual Meeting of Stockholders held on May 4, 1999, the following proposal was adopted by margins indicated:

   1. To elect five directors to the board of directors to hold office until the next annual meeting of stockholders and until their successors have been elected and qualified.

                                        For                 Withheld
                                        ----------------------------
           Patrick L. Edsell            15,865,665            62,309
           Dennis A. Helm               15,823,494           104,480
           Lawrence C. Karlson          15,864,865            63,109
           Earl R. Lewis                15,869,424            58,550
           Polyvios C. Vintiadis        15,857,144            70,830


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

   10.6 Patent License Agreement dated as of October 4, 1997 by and between the Company, as licensor, and Spectra

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------

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

   10.10    Employment Agreement dated January 1, 1998, between the Company and
            Patrick L. Edsell (Incorporated by reference to Exhibit 10.10 of the
            Company's 1998 Annual Report on Form 10-K)

   27.1     Financial Data Schedule

   (b) REPORTS ON FORM 8-K:

       Report on Form 8-K dated July 30, 1999 filed on August 6, 1999.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Spectra-Physics Lasers, Inc.

Date: August  9, 1999                                   /s/ PATRICK L. EDSELL
                                     ------------------------------------------------------
                                                          Patrick L. Edsell
                                           Chairman, President and Chief Executive Officer

Date: August  9, 1999                                      /s/ SETH HALIO
                                     ------------------------------------------------------
                                                             Seth Halio
                                                Vice President, Finance, and Treasurer
                                                    (Principal Financial Officer)

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

   10.6 Patent License Agreement dated as of October 4, 1997 by and between the Company, as licensor, and Spectra

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------

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

   10.10    Employment Agreement dated January 1, 1998, between the Company and
            Patrick L. Edsell (Incorporated by reference to Exhibit 10.10 of the
            Company's 1998 Annual Report on Form 10-K)

   27.1     Financial Data Schedule