Form 10-Q
period 1999-09-30
SPECTRA PHYSICS LASERS INC
filed 1999-11-10
CIK 1047385

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER:
                                    000-23461

                                 ---------------

                          SPECTRA-PHYSICS LASERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock, par value $0.01 per share, at October 30, 1999 was 16,168,043 shares.

================================================================================

                          SPECTRA-PHYSICS LASERS, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
Part I   Financial information

Item 1.  Financial statements and supplementary data:
         (a) Consolidated Balance Sheet at September 30, 1999 and December 31, 1998.........................        3

         (b) Consolidated  Statement of Operations for the three and nine months ended
             September 30, 1999 and 1998....................................................................        4

         (c) Consolidated  Statement of Cash Flows for the nine months ended September 30, 1999 and 1998....        5

         (d) Notes to Consolidated Financial Statements.....................................................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............       10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................       18

Part II  Other Information..................................................................................       19

         Signatures.........................................................................................       22

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SPECTRA-PHYSICS LASERS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                         September 30,   December 31,
                                                            1999            1998
                                                         -------------   ------------
                                                          (Unaudited)     (See Note)
ASSETS
Current assets:
  Cash and cash equivalents                               $  21,379       $  34,620
  Accounts receivable                                        36,073          45,824
  Inventories                                                28,248          25,566
  Deferred tax assets                                         7,300           7,300
  Prepaid expenses and other current assets                   7,408           3,944
                                                          ---------       ---------
          Total current assets                              100,408         117,254
                                                          ---------       ---------
Property, plant and equipment, net                           39,034          35,156
Intangible assets, net                                        1,876           2,122
Other assets                                                  2,613           2,496
                                                          ---------       ---------
          Total assets                                    $ 143,931       $ 157,028
                                                          =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $   7,577       $   9,262
  Borrowings under credit facilities                         10,984          11,756
  Accrued and other current liabilities                      20,452          23,959
                                                          ---------       ---------
          Total current liabilities                          39,013          44,977
Long-term liabilities                                         1,987           1,983

Commitments and contingencies

Stockholders' equity:
  Common stock                                                  162             162
  Additional paid-in capital                                 97,235          97,235
  Retained earnings                                           7,876          13,276
  Accumulated other comprehensive income (loss)              (2,342)           (605)
                                                          ---------       ---------
          Total stockholders' equity                        102,931         110,068
                                                          ---------       ---------
          Total liabilities and stockholders' equity      $ 143,931       $ 157,028
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

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                              -----------------------    -----------------------
                                                  1999         1998          1999         1998
                                              ---------     ---------    ---------     ---------
Net sales ................................    $  34,149     $  39,731    $ 100,131     $ 123,564
Cost of products sold ....................       22,345        24,574       65,256        76,082
Cost of products sold-inventory write-offs        3,700            --        3,700            --
                                              ---------     ---------    ---------     ---------
    Gross margin .........................        8,104        15,157       31,175        47,482
                                              ---------     ---------    ---------     ---------

Operating expenses:
  Research and development ...............        3,968         4,142       12,353        12,887
  Selling, general and administrative ....        8,378         8,282       25,708        25,997
  Restructuring ..........................        1,999            --        2,540            --
                                              ---------     ---------    ---------     ---------
    Total operating expenses .............       14,345        12,424       40,601        38,884
                                              ---------     ---------    ---------     ---------
    Operating income (loss) ..............       (6,241)        2,733       (9,426)        8,598
                                              ---------     ---------    ---------     ---------
Other income (expense):
  Interest income ........................          187           350          638         1,022
  Foreign currency gain (loss) ...........          (34)           --           79            --
                                              ---------     ---------    ---------     ---------
    Total other income ...................          153           350          717         1,022
                                              ---------     ---------    ---------     ---------
    Income (loss) before income taxes ....       (6,088)        3,083       (8,709)        9,620
Income tax expense (benefit) .............       (2,313)          822       (3,309)        3,306
                                              ---------     ---------    ---------     ---------
    Net income (loss) ....................    $  (3,775)    $   2,261    $  (5,400)    $   6,314
                                              =========     =========    =========     =========
Net income (loss) per share:
  Basic ..................................    $   (0.23)    $    0.14    $   (0.33)    $    0.39

  Diluted ................................    $   (0.23)    $    0.14    $   (0.33)    $    0.38

Shares used in computing net
 income (loss) per share:
  Basic ..................................       16,168        16,168       16,168        16,168
  Diluted ................................       16,168        16,168       16,168        16,575

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             1999         1998
                                                          --------     --------
OPERATING ACTIVITIES
Net income (loss) ....................................    $ (5,400)    $  6,314
Adjustments to reconcile net income (loss) to
  cash provided by (used in) operating activities:
  Depreciation and amortization ......................       4,862        4,213
  Inventory write-offs ...............................       3,700           --
  Non-cash portion of restructuring charge ...........         655           --
Changes in operating assets and liabilities:
     Accounts receivable .............................       9,751        3,612
     Inventories .....................................      (6,382)      (3,136)
     Prepaid expenses and other current assets .......      (3,919)      (1,418)
     Accounts payable ................................      (1,685)      (3,312)
     Accrued and other current liabilities ...........      (4,694)      (3,136)
                                                          --------     --------
      Total cash provided by (used in)
          operating activities .......................      (3,112)       3,137
                                                          --------     --------
INVESTING ACTIVITIES
Purchases of property, plant and equipment ...........      (8,740)      (9,758)
Other ................................................        (190)        (144)
                                                          --------     --------
      Total cash used in investing activities ........      (8,930)      (9,902)
                                                          --------     --------
FINANCING ACTIVITIES
Net borrowings (payments) under credit facilities ....        (772)       2,945
Net proceeds from issuance of common stock ...........          --        3,249
                                                          --------     --------
      Total cash provided by (used in) financing
          activities .................................        (772)       6,194
                                                          --------     --------
Effect of changes in foreign currency exchange
          rates ......................................        (427)          --
                                                          --------     --------
          Decrease in cash and cash equivalents ......     (13,241)        (571)
Cash and cash equivalents at beginning of year .......      34,620       33,487
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $ 21,379     $ 32,916
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Friday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):

                                            September 30,              December 31,
                                                1999                       1998
                                            -------------              ------------
Raw material .............                    $11,161                    $ 9,866
Work in process ..........                      6,078                      7,582
Finished goods ...........                     11,009                      8,118
                                              -------                    -------
                                              $28,248                    $25,566
                                              =======                    =======

3.   STOCKHOLDERS' EQUITY

     In January 1998, the Company issued 360,000 shares of common stock at a price of $10.00 per share in accordance with an overallotment option granted to the underwriters of the Company's initial public offering. Net proceeds were $3.2 million.

4.   NET INCOME (LOSS) PER SHARE

     Statement of Financial Accounting Standards (SFAS) No. 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. Diluted net loss per share does not include such incremental common shares issuable upon the exercise of stock options as they were anti-dilutive. Approximately 2.1 million options to acquire shares of common stock were excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 1999 as they were antidilutive. Stock options granted by a subsidiary of the Company were not included in the calculation of net income (loss) per share as they were anti-dilutive.

     The following table presents the calculation of basic and diluted net income (loss) per share as required under SFAS No. 128 (in thousands, except per share data):

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                               ----------------------       -----------------------
                                                  1999           1998         1999           1998
Numerator:
  Net income (loss) .....................      $ (3,775)      $  2,261      $ (5,400)      $  6,314
                                               ========       ========      ========       ========
Denominator:
  Denominator for basic net income (loss)
   per share:
     Weighted average shares ............        16,168         16,168        16,168         16,168
  Effect of dilutive securities:
     Employee stock options .............            --             --            --            407
                                               --------       --------      --------       --------
  Denominator for diluted net
     income (loss) per share ............        16,168         16,168        16,168         16,575

Net income (loss) per share -- Basic ....      $  (0.23)      $   0.14      $  (0.33)      $   0.39
Net income (loss) per share -- Diluted ..      $  (0.23)      $   0.14      $  (0.33)      $   0.38


5.   COMPREHENSIVE INCOME (LOSS)

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the fourth quarter of 1998. SFAS No. 130 established new rules for the reporting and display of comprehensive income (loss) and its components. The adoption of SFAS No. 130 had no impact on the Company's net income (loss) or total stockholders' equity.

     Comprehensive income (loss) was as follows (in thousands):

                                                          Three months ended         Nine months ended
                                                             September 30,              September 30,
                                                        ---------------------      ---------------------
                                                          1999          1998         1999          1998
                                                        -------       -------      -------       -------
Net income (loss) ................................      $(3,775)      $ 2,261      $(5,400)      $ 6,314
Foreign currency translation adjustments .........          651           903         (534)          579
Unrealized gain (loss) on forward foreign currency
  contracts, net of income taxes .................       (2,521)           --       (1,203)           --
                                                        -------       -------      -------       -------
Total comprehensive income (loss) ................      $(5,645)      $ 3,164      $(7,137)      $ 6,893
                                                        =======       =======      =======       =======


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

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

     The Company evaluates performance and allocates resources based on Earnings Before Interest and Taxes (EBIT). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Information about segments (in thousands):

                                                                                                           All
                                             CSG          ISL        OEM         OPC          SPD         Others       Total
                                          --------     --------    --------    --------     --------     --------     --------
Three months ended September 30, 1999:

  Net sales to external customers ....    $    137     $     --    $     --    $    887     $ 32,380     $    745     $ 34,149

  Intersegment net sales .............       7,149       15,072       9,786       5,212           --           --       37,219

  Segment EBIT .......................        (680)       2,875       2,142        (929)      (1,891)        (619)         898

  Segment assets .....................      17,926       23,518      11,471      36,619       64,423        2,096      156,053

Three months ended September 30, 1998:

  Net sales to external customers ....    $    338     $     --    $     --    $  3,576     $ 35,288     $    529     $ 39,731

  Intersegment net sales .............       7,563       15,557       6,859       4,890           --           --       34,869

  Segment EBIT .......................         (18)       2,408         251       1,959         (860)        (614)       3,126

  Segment assets .....................      17,023       21,893       9,692      31,475       57,427        2,054      139,564

                                                                                                               All
                                            CSG           ISL          OEM          OPC           SPD         Others         Total
                                         ---------     ---------    ---------    -----------   ---------     ---------     ---------
Nine months ended September 30, 1999:

  Net sales to external customers ...    $     539     $      --    $      --    $   4,695     $  92,981     $   1,916     $ 100,131

  Intersegment net sales ............       21,970        44,189       24,805       13,107            --            --       104,071

  Segment EBIT ......................         (567)        8,220        3,889       (2,299)       (6,439)       (1,931)          873

Nine months ended September 30, 1998:

  Net sales to external customers ...    $     791     $      --    $      --    $  12,588     $ 105,979     $   4,206     $ 123,564

  Intersegment net sales ............       24,908        49,149       25,638       13,748            --            --       113,443

  Segment EBIT ......................        1,369         7,776        3,406        5,933        (4,765)         (725)       12,994


Reconciliation of segment information to financial statements (in thousands):

                                                              Three months ended          Nine months ended
                                                                September 30,               September 30,
                                                           -----------------------     -----------------------
                                                              1999         1998          1999          1998
                                                           ---------     ---------     ---------     ---------
Net Sales:
Total external sales for reportable segments ..........    $  33,404     $  39,202     $  98,215     $ 119,358
Intersegment sales for reportable segments ............       37,219        34,869       104,071       113,443
Other sales ...........................................          745           529         1,916         4,206
Elimination of intersegment sales .....................      (37,219)      (34,869)     (104,071)     (113,443)
                                                           ---------     ---------     ---------     ---------
   Total consolidated net sales .......................    $  34,149     $  39,731     $ 100,131     $ 123,564
                                                           =========     =========     =========     =========
Income (loss) before income taxes:
Total EBIT for reportable segments ....................    $   1,517     $   3,740     $   2,805     $  13,719
Other EBIT ............................................         (619)         (614)       (1,931)         (725)
Corporate expenses ....................................       (1,112)       (1,243)       (3,163)       (3,547)
Other expenses not allocated to segments ..............         (328)          850          (897)         (849)
Inventory write-offs ..................................       (3,700)           --        (3,700)           --
Restructuring .........................................       (1,999)           --        (2,540)           --
Interest income .......................................          187           350           638         1,022
Foreign currency gain .................................          (34)           --            79            --
                                                           ---------     ---------     ---------     ---------
   Total consolidated income (loss) before income taxes    $  (6,088)    $   3,083     $  (8,709)    $   9,620
                                                           =========     =========     =========     =========


8.   INVENTORY WRITEOFFS AND RESTRUCTURING CHARGES

     In the three months ended September 30, 1999, the Company wrote off $3.7 million of inventory. A portion of these writeoffs related to inventory for the Company's hard drive disk texturing system product. The Company exited its disk texturing system business in the quarter. The Company also recorded inventory writeoffs as a result of technology changes for high power semiconductor-based lasers.

     In the three months ended September 30, 1999, the Company recorded a restructuring charge of $2.0 million for severance related to the termination of 36 employees as well as other costs associated with exiting the disk texturing system business. Through September 30, 1999, the Company recorded a total of $2.5 million of restructuring charges, of which $1.9 million related to severance for 65 terminated employees and the remainder principally related to non-cash costs associated with exiting the disk texturing system business. As of September 30, 1999, approximately $1.1 million of the severance had not been paid.

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

     The Company spends a significant amount of resources on research and development. In recent years, the Company has focused much of these resources on high power semiconductor-based lasers and laser systems. The Company expects to continue to spend substantial resources in developing high power semiconductor-based lasers and laser systems while making focused research and development expenditures to maintain its leadership position in conventional lasers. In addition, the Company expects to spend increasing amounts to develop both active and passive devices for the telecommunication market.

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

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, the Company's results of operations in dollar terms and as a percentage of net sales and the percent change from 1998 to 1999:

                                                                                Percent of
                                                                                 Net Sales
                                                Three Months Ended          Three Months Ended         Percent
                                                   September 30,               September 30,            Change
                                              ---------------------         -------------------        1999 to
                                                 1999         1998           1999         1998          1998
                                              --------     --------         -----        ------        -------
Net sales ................................    $ 34,149     $ 39,731         100.0%       100.0%        -14.0%
Cost of products sold ....................      22,345       24,574          65.4%        61.9%         -9.1%
Cost of products sold-inventory write-offs       3,700           --          10.8%          --         100.0%
                                              --------     --------         -----        -----         -----
    Gross margin .........................       8,104       15,157          23.8%        38.1%        -46.5%
                                              --------     --------         -----        -----         -----
Operating expenses:
  Research and development ...............       3,968        4,142          11.6%        10.4%         -4.2%
  Selling, general and administrative ....       8,378        8,282          24.5%        20.8%          1.2%
  Restructuring ..........................       1,999           --           5.9%          --         100.0%
                                              --------     --------         -----        -----         -----
    Total operating expenses .............      14,345       12,424          42.0%        31.3%         15.5%
                                              --------     --------         -----        -----         -----
    Operating income (loss) ..............      (6,241)       2,733         -18.3%         6.9%           NM
                                              --------     --------         -----        -----         -----
Other income (expense):
  Interest income ........................         187          350           0.5%         0.9%        -46.6%
  Foreign currency gain (loss) ...........         (34)          --         - 0.1%          --         100.0%
                                              --------     --------         -----        -----         -----
    Total other income ...................         153          350           0.4%         0.9%        -56.3%
                                              --------     --------         -----        -----         -----
    Income (loss) before income taxes ....      (6,088)       3,083         -17.8%         7.8%           NM
Income tax expense (benefit) .............      (2,313)         822         - 6.8%         2.1%           NM
                                              --------     --------         -----        -----         -----
    Net income (loss) ....................    $ (3,775)    $  2,261         -11.1%         5.7%           NM
                                              ========     ========         =====        ======        =====


                                                                                Percent of
                                                                                 Net Sales
                                                 Nine Months Ended           Nine Months Ended         Percent
                                                   September 30,               September 30,            Change
                                              ----------------------        -------------------        1999 to
                                                 1999         1998           1999         1998          1998
                                              --------     ---------        -----        ------        -------
Net sales ................................   $100,131       $123,564        100.0%       100.0%         -19.0%
Cost of products sold ....................     65,256         76,082         65.2%        61.6%         -14.2%
Cost of products sold-inventory write-offs      3,700             --          3.7%          --          100.0%
                                             --------       --------        -----        -----          -----
    Gross margin .........................     31,175         47,482         31.1%        38.4%         -34.3%
                                             --------       --------        -----        -----          -----
Operating expenses:
  Research and development ...............     12,353         12,887         12.3%        10.4%          -4.1%
  Selling, general and administrative ....     25,708         25,997         25.7%        21.0%          -1.1%
  Restructuring ..........................      2,540             --          2.5%          --          100.0%
                                             --------       --------        -----        -----          -----
    Total operating expenses .............     40,601         38,884         40.5%        31.5%           4.4%
                                             --------       --------        -----        -----          -----
    Operating income (loss) ..............     (9,426)         8,598         -9.4%         7.0%            NM
                                             --------       --------        -----        -----          -----
Other income (expense):
  Interest income ........................        638          1,022          0.6%         0.8%         -37.6%
  Foreign currency gain (loss) ...........         79             --          0.1%          --          100.0%
                                             --------       --------        -----        -----          -----
    Total other income ...................        717          1,022          0.7%         0.8%         -29.8%

    Income (loss) before income taxes ....     (8,709)         9,620         -8.7%         7.8%            NM
Income tax expense (benefit) .............     (3,309)         3,306         -3.3%         2.7%            NM
                                             --------       --------       ------       ------         ------
    Net income (loss) ....................   $ (5,400)      $  6,314         -5.4%         5.1%            NM
                                             ========       ========       ======        =====         ======

NM -- not meaningful

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net sales

     Net sales were $34.1 million and $39.7 million in the three months ended September 30, 1999 and 1998, respectively, representing a decrease of 14.0%. Net sales for the three months ended September 30, 1999, calculated using foreign currency exchange rates for the same period in 1998, decreased 15.9%. Approximately 35% of the decrease in net sales was attributable to decreased sales of high power semiconductor-based lasers and laser systems and the remainder of the decrease in net sales related to reduced sales of conventional products. The decreased sales of high power semiconductor-based lasers and laser systems was the result of reduced sales principally in the image recording market and, to a lesser extent, the medical and industrial manufacturing markets. The decrease in conventional product sales reflects decreased sales in the research market in the U.S. These decreases were offset, in part, by increased sales in the computer and microelectronics manufacturing market. Sales of high power semiconductor-based lasers and laser systems were 50.0% of total sales in the three months ended September 30, 1999 compared to 46.6% of total sales in the three months ended September 30, 1998.

Net Sales in the following geographic markets were:

                                    Three Months Ended
                                      September 30,
                                 1999                1998
                                -------            -------
                                     (in thousands)
North America .....            $16,065            $22,298
Japan .............              8,855              6,704
Europe ............              7,300              8,365
Other Asia ........                928              1,412
Rest of the World .              1,001                952
                               -------            -------
                               $34,149            $39,731
                               =======            =======


     Net sales for the three months ended September 30, 1999 at actual currency exchange rates increased 32.1% for Japan and 5.1% for Rest of the World, and decreased 28.0% for North America, 12.7% for Europe, and 34.3% for Other Asia. Net sales for the three months ended September 30, 1999, calculated using foreign currency exchange rates for the same period in 1998, increased 10.1% for Japan and decreased 7.8% for Europe.

     Net sales were $100.1 million and $123.6 million in the nine months ended September 30, 1999 and 1998, respectively, representing a decrease of 19.0%. Net sales for the nine months ended September 30, 1999, calculated using foreign currency exchange rates for the same period in 1998, decreased 21.1%. Approximately 70% of the decrease in net sales was attributable to decreased sales of high power semiconductor-based lasers and laser systems. Most of this decrease was experienced in three markets, computer and microelectronics manufacturing, industrial manufacturing and image recording. The remainder of the decrease was conventional products, principally in the research market. Sales of high power semiconductor-based lasers and laser systems were 46.9% of total sales in the nine months ended September 30, 1999 compared to 46.5% of total sales in the nine months ended September 30, 1998.

     Net sales in the following geographic markets were:

                                    Nine Months Ended
                                      September 30,
                               ----------------------------
                                 1999                1998
                               --------            --------
                                      (in thousands)
North America ........         $ 46,253            $ 68,053
Japan ................           24,326              23,557
Europe ...............           23,119              24,041
Other Asia ...........            3,488               4,485
Rest of the World ....            2,945               3,428
                               --------            --------
                               $100,131            $123,564
                               ========            ========

     Net sales for the nine months ended September 30, 1999 at actual currency exchange rates increased 3.3% for Japan, and decreased 32.0% for North America, 3.8% for Europe, 22.2% for Other Asia, and 14.1% for Rest of the World. Net sales for the nine months ended September 30, 1999, calculated using foreign currency exchange rates for the same period in 1998, decreased 10.0% for Japan and 3.2% for Europe.

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

     As previously mentioned, over the last three years a growing proportion of the Company's total sales and most of its sales growth have been from sales of high power semiconductor-based lasers. However, in the first nine months of 1999, the percentage of total sales of conventional lasers remained relatively flat compared to the first nine months of 1998. This was due to weaknesses in certain key OEM markets which are the primary markets of semiconductor based lasers as described above. Widely published reports foresee no upturn in these markets until late 1999 thereby limiting sales growth for 1999. However, the Company believes that the first three quarters of 1999 revenue comparisons are indicative of current market conditions only and that the evolution from conventional to semiconductor-based lasers will continue.

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

     Gross margin was $8.1 million and $15.2 million for the three months ended September 30, 1999 and 1998, respectively, representing a decrease of 46.5%. As a percentage of net sales, gross margin was 23.8% and 38.1% in the three months ended September 30, 1999 and 1998, respectively. Included in cost of sales for the three months ended September 30, 1999, was $3.7 million of inventory writeoffs. These inventory writeoffs related to hard drive disk texturing systems and technology changes for high power semiconductor-based lasers. Without these inventory writeoffs, gross margin for the three months ended September 30, 1999 was 34.6% of sales and declined 22.1% compared to the three months ended September 30, 1998. The principal reason for the decrease in gross margin as a percentage of net sales was unfavorable overhead absorption resulting from lower sales.

     Gross margin was $31.2 million and $47.5 million for the nine months ended September 30, 1999 and 1998, respectively, representing a decrease of 34.3%. As a percentage of net sales, gross margin was 31.1% and 38.4% in the nine months ended September 30, 1999 and 1998, respectively. Without the $3.7 million inventory writeoffs referred to above, gross margin for the nine months ended September 30, 1999 was 34.8% of sales and declined 26.6% compared to the nine months ended September 30, 1998. The principal reason for the decrease in gross margin as a percentage of net sales was unfavorable overhead absorption resulting from lower sales.

Operating expenses

     Operating expenses totaled $14.3 million and $12.4 million in the three months ended September 30, 1999 and 1998, respectively, representing an increase of 15.5%. As a percentage of net sales, operating expenses were 42.0% and 31.3% in the three months ended September 30, 1999 and 1998, respectively. Included in operating expenses for the three months ended September 30, 1999 were restructuring costs of $2.0 million. Excluding such restructuring costs, operating expenses for the three months ended September 30, 1999 decreased 0.6% compared to the three months ended September 30, 1998.

     Operating expenses totaled $40.6 million and $38.9 million in the nine months ended September 30, 1999 and 1998, respectively, representing an increase of 4.4%. As a percentage of net sales, operating expenses were 40.5% and 31.5% in the nine months ended September 30, 1999 and 1998, respectively. Included in operating expenses for the nine months ended September 30, 1999 were restructuring costs of $2.5 million. Excluding such restructuring costs, operating expenses for the nine months ended September 30, 1999 were 38.0% of sales and decreased 2.1% compared to the nine months ended September 30, 1998.

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

     Research and development expenses totaled $4.0 million and $4.1 million for the three months ended September 30, 1999 and 1998, respectively, representing a decrease of 4.2%. As a percentage of net sales, research and development expenses were 11.6% and 10.4% in the three months ended September 30, 1999 and 1998, respectively. Research and development expenses totaled $12.4 million and $12.9 million for the nine months ended September 30, 1999 and 1998, respectively, representing a decrease of 4.1%. As a percentage of net sales, research and development expenses were 12.3% and 10.4% in the nine months ended September 30, 1999 and 1998, respectively.

     Selling, general and administrative expenses include the expenses of the Company's sales and support subsidiaries in the United Kingdom, France, Germany, the Netherlands and Japan as well as the Company's North American sales and support organization, and other administrative expenses such as legal and accounting.

     Selling, general and administrative expenses totaled $8.4 million and $8.3 million for the three months ended September 30, 1999 and 1998, respectively, representing an increase of 1.2%. As a percentage of net sales, selling, general and administrative expenses were 24.5% and 20.8% in the three months ended September 30, 1999 and 1998, respectively. Selling, general and administrative expenses totaled $25.7 million and $26.0 million for the nine months ended September 30, 1999 and 1998, respectively, representing a decrease of 1.1%. As a percentage of net sales, selling, general and administrative expenses were 25.7% and 21.0% in the nine months ended September 30, 1999 and 1998, respectively.

Interest income

     Interest income totaled $0.2 million and $0.4 million in the three months ended September 30, 1999 and 1998, respectively. Interest income totaled $0.6 million and $1.0 million in the nine months ended September 30, 1999 and 1998, respectively. Interest income was earned on the Company's invested cash and cash equivalents. The decline in interest income for the three and nine months ended September 30, 1999 resulted from lower average cash and cash equivalent balances during the period.

Foreign currency gain (loss)

     At September 30, 1999, the Company had contracts for the sale of foreign currencies and the purchase of U.S. dollars totaling $46.9 million. At September 30, 1999, the Company had deferred losses relating to its foreign currency contracts of approximately $1.2 million (net of income taxes), substantially all of which is expected to be recognized in income over the next twelve months.

     The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 30, 1999. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

     Foreign currency spot/forward contracts (in thousands, except average contract rates):

                                                                  AVERAGE
                                 NOTIONAL                         CONTRACT
                                  AMOUNT                            RATE
                                 --------                         --------
Japanese Yen .............       $ 28,747                         110.5939
British Pound Sterling....          4,587                            0.615
German Marks .............          7,039                           1.7498
Netherland Guilder .......          2,402                           1.9804
French Franc .............          4,124                           5.9088
                                 --------
                                 $ 46,899
                                 ========

Estimated fair value .           $ (1,224)(*)
                                 ========

----------
(*) The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.


    During the three and nine months ended September 30, 1999, the Company recorded a foreign currency loss of $0.03 million and gain of $0.08 million, respectively, principally related to losses and gains incurred as a result of foreign exchange rate movements on unhedged accounts receivable.

Income tax expense

     Income taxes have been provided in the financial statements as if the Company were a separate taxable entity.

     The Company's effective tax rate is 38% of pre tax income (loss). During the three months ended September 30, 1998 the Company adjusted its tax reserves to the appropriate amount. An income tax benefit of $2.3 million was recorded in the three months ended September 30, 1999 and income tax expense of $0.8 million was recorded in the three months ended September 30, 1998. An income tax benefit of $3.3 million was recorded in the nine months ended September 30, 1999 and income tax expense of $3.3 million was recorded in the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had working capital of $61.4 million, including cash and cash equivalents of $21.4 million, compared to working capital at December 31, 1998 of $72.3 million, including cash and cash equivalents of $34.6 million.

     Cash used in operating activities was $3.1 million in the nine months ended September 30, 1999 and cash provided by operating activities was $3.1 million in the nine months ended September 30, 1998. Cash used in investing activities, primarily purchases of property, plant and equipment, was $8.9 million and $9.9 million in the nine months ended September 30, 1999 and 1998, respectively. Cash used in financing activities was $0.8 million in the nine months ended September 30, 1999. Cash provided by financing activities was $6.2 million in the nine months ended September 30, 1998. All of the cash used in financing activities in the nine months ended September 30, 1999 represented decreases in net borrowings under the Company's credit facilities. During the nine months ended September 30, 1998, financing activities included the sale of 360,000 shares of common stock in accordance with an overallotment option granted to the underwriters of the Company's initial public offering of $3.2 million. The effect of foreign currency exchange rate changes on cash was $0.4 million in the nine months ended September 30, 1999.

     These activities resulted in a decrease in cash and cash equivalents of $13.2 million and $0.6 million in the nine months ended September 30, 1999 and 1998, respectively.

     The Company has unsecured short-term credit facilities with several banks in Japan. The facilities allow aggregate borrowings of 2.4 billion Yen ($22.8 million) and bear interest at 1.625% per annum. At September 30, 1999 and December 31, 1998 there were approximately $11.0 million and $11.8 million, respectively, of borrowings outstanding under these facilities. The Company's foreign subsidiaries other than Japan have credit facilities aggregating $4.1 million, none of which was outstanding as of September 30, 1999. From time to time, the amount available under the credit facilities will be reduced by the amount of performance bonds outstanding guaranteed by the applicable bank to the Company's customers. The Company also has available in the U.S. two committed, unsecured credit facilities aggregating $20.0 million and a $10.0 million uncommitted, unsecured credit facility. The committed facilities are through June 2000. At September 30, 1999 and December 31, 1998, there were no borrowings under the U.S. facilities. At September 30, 1999 the Company was in technical default of certain covenants of its U.S. credit facilities. The Company has applied for a waiver from its banks relating to this default. There can be no assurance such waiver will be obtained. Through September 30, 1999, the Company has not been required to borrow, and has not borrowed, under any of its U.S. credit facilities.

     The Company has reviewed its short- and long-term liquidity needs. The Company anticipates that its liquidity needs for at least the next twelve months will be met by cash flows from operations and existing cash balances.

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

Information Technology (IT) and non-IT systems

     Spectra-Physics has completed a review of its Information Technology (IT) and non-IT systems at all of its sites. The Company has identified items that were not Y2K compliant and has created a plan to bring them into compliance in advance of the year 2000. As of the end of the third quarter of 1999, all modifications and/or replacement of critical computer systems have been completed. Also, all non-compliant facilities have been replaced or modified and are now Y2K compliant. Substantially all critical manufacturing and R&D equipment is Y2K compliant as of the end of the third quarter of 1999, with the remainder scheduled for the fourth quarter of 1999. Costs in connection with this process was approximately $0.4 million.

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

Customers

    The Company prepared a listing of its top customers during the first quarter of 1999 and sent a Y2K compliance letter to them in the second quarter of 1999. Most of the letters have been returned stating they are Y2K compliant. Since no one customer of the Company makes up more than 5% of the Company's total sales, the Company is not subject to as much risk as companies with more concentrated sales.

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

Costs

     The reviews of Company products, systems, vendors and suppliers, and customers were performed by the Company's manufacturing, facilities, research and development, and IT staff as part of their on-going duties. The only incremental costs the Company incurred related to certain outside computer consultants and the replacement of certain non-Y2K compliant hardware and software, and the related installation services.

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

     With regard to information systems, through September 30, 1999, the euro had no material impact on the Company's information systems. The Company believes the euro will have no material impact on its systems in 1999. Furthermore, the Company's review indicates that the Company's information systems can operate in the "euro only" environment in 2002. As that date gets closer the Company expects to conduct another survey concerning the euro's impact on information systems.

     With regard to the Company's markets, the Company has reviewed its customer list and current selling practices and expects no material adverse impact from the introduction of the euro.

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

     Certain of these Environmental Laws, including Superfund Laws, hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of Hazardous Substances. Such Superfund Laws also provide for responses to and liability for releases of certain Hazardous Substances into the environment. The nature of the Company's operations and the long history of industrial uses at some of its current or former facilities expose the Company to risk of liabilities or claims under Superfund Laws. In 1988, the Company was named on the General Notification List of the Environmental Protection Agency
(EPA) stating that the Company may be a Potentially Responsible Party (PRP) under the Superfund Laws for Hazardous Substances which may have been generated by its former operations at a former site. Since that time, the Company has not been named in the EPA's first or second tier lists, and has not been pursued as PRP by the EPA or any of the other PRPs.


     Since 1984, the Company's facilities in Mountain View, California ("Mountain View Site") have been undergoing investigation and remediation in response to past releases of industrial solvents to the soil and groundwater. In addition, the impacted groundwater has migrated to what is referred to as the North Bayshore Area. As a result of these past releases, the Mountain View Site and other neighboring sites are listed on the NPL or the Superfund List under CERCLA. The Company is subject to Orders that require the Company to perform remediation on-site and off-site and investigate other potentially responsible parties. Pursuant to the Orders and other orders issued to other responsible parties, the Company and other responsible parties are jointly performing and funding remediation which includes soil vapor extraction and groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the Order are in place, and consequently the initial capital expenses for such systems have been incurred. As of November 1999, the Company has been granted approval to shut down two of its extraction wells in the North Bayshore Extraction System (NBES) and also to shut down two soil vapor extraction systems (on site) by the Regional Water Quality Control Board (RWQCB).

     In October 1997, the Company was served with a complaint that had been filed on behalf of five individuals in the Superior Court of the State of California seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals (Rosario Balcita et al. v. Teledyne Semiconductor, Spectra-Physics Lasers, et al.). As of December 31, 1998, there has been a summary judgement ruling in the case in favor of the Company and its co-defendants in regards to the four adults in the case. Since that time, the four adult plaintiffs had filed an appeal but shortly thereafter dropped their appeal. The minor plaintiff has agreed to settle for a nominal amount but the final documents are still to be finalized. There can be no assurances that other parties will not come forward and claim personal injury or property damage.

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


                                        Spectra-Physics Lasers, Inc.

Date: November 8, 1999                           /s/ PATRICK L. EDSELL
                                        ----------------------------------------
                                                   Patrick L. Edsell
                                                Chairman, President and
                                                Chief Executive Officer


Date: November 8, 1999                              /s/ SETH HALIO
                                        ----------------------------------------
                                                      Seth Halio
                                         Vice President, Finance, and Treasurer
                                             (Principal Financial Officer)

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