Form 10-K
period 1999-12-31
SPECTRA PHYSICS LASERS INC
filed 2000-03-24
CIK 1047385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                           -------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of February 3, 2000, 16,529,193 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on February 3, 2000) of Spectra-Physics Lasers, Inc., held by nonaffiliates was $95,554,000. For purpose of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be 'affiliates' as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement to be filed on or prior to April 28, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Spectra-Physics Lasers, Inc. (the "Company") is a leader in the design, development, manufacture and distribution of lasers, laser systems and optics for a broad range of markets. The Company has been a pioneer in the laser industry and has developed a proprietary and patented portfolio of laser, optic and related manufacturing technologies. The Company offers three broad product lines: high power semiconductor-based lasers and laser-based systems (which consist of high power semiconductor lasers ("HPSL") and solid state lasers); optics; and conventional lasers. The Company's high power semiconductor-based products range from semiconductor lasers, the basic engine, through semiconductor laser pumped lasers to end user systems. Through technological innovation, the Company is leading the transition to high power semiconductor-based lasers from conventional lasers such as gas, liquid and lamp pumped lasers. The Company has been at the forefront of high power semiconductor-based laser technology for the last 16 years and is leveraging its technical strengths to develop high power semiconductor-based lasers, which are generally more efficient, reliable, cost-effective and compact than conventional lasers. These lasers are enabling many new applications and replacing conventional lasers in existing applications in industrial, OEM and research and development markets. According to Strategies Unlimited, a market research firm, the use of high power semiconductor-based lasers is expected to increase approximately 20% to 40% annually over the next several years.

     The Company also supplies a broad range of optics products to the telecommunications, computer and microelectronics manufacturing, industrial manufacturing, medical and image recording markets. For example, in the telecommunications market, the Company recently introduced 200 GHz. thin film filters for use in dense wavelength division multiplexing ("DWDM") systems which are used to increase the capacity of fiber optic lines.

     The Company is also a leading supplier of conventional lasers to industrial and research and development customers. These lasers, while based on older technology, have unique performance characteristics that make them the only current solution for certain demanding technical applications. According to Laser Focus World, the market for high power conventional lasers is expected to grow from $1.5 billion in 1999 to $1.8 billion in 2000. The Company's conventional products include ultrafast systems, amplifier systems, optical parametric oscillators, air and water-cooled ion lasers, and high-energy flash lamp pumped YAG lasers. The Company's strong market position and technology leadership in these conventional laser applications enhances its opportunity to expand its high growth semiconductor-based laser business by generating funds, capitalizing on strong customer relationships and leveraging its technological expertise.

     The Company works closely with its customers to develop its products and is focused on providing innovative solutions to customer needs. To control critical aspects of product quality, significantly improve time-to-market, reduce costs and identify new applications, the Company has vertically integrated into strategic technologies. The Company sells its products to a wide range of customers for use in a variety of applications in markets such as telecommunications, computers and microelectronics manufacturing, industrial manufacturing, medical, image recording and research. The Company's customers include 3D Systems, Becton Dickinson, DaiNippon Screen, Electro-Scientific Industries, ETEC Systems, General Scanning, Haemonetics, IBM, Inspex, KLA/Tencor, Komag, Presstek, Rofin-Sinar, Seagate and Western Digital.

     Thermo Instrument Systems Inc. ("TIS"), a company whose common stock is traded on the American Stock Exchange and a subsidiary of Thermo Electron Corporation, indirectly owns approximately 79.0% of the Company's outstanding common stock, which common stock is subject to a registration rights agreement in favor of a subsidiary of TIS.

     The Company has entered into certain agreements with indirect subsidiaries of TIS relating to certain aspects of the ongoing relationships between them, such as administrative support services and distribution, facilities leasing, trademark and patent license arrangements.

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

Control by Principal Stockholder

     At January 31, 2000, TIS beneficially owns approximately 79.0% of the outstanding shares of Common Stock of the Company. As a result, TIS is able to control the outcome of matters requiring stockholder approval, including the election of directors, and has the ability to control the business and affairs of the Company. So long as TIS continues to beneficially own a significant amount of the Company's outstanding Common Stock, only a limited percentage of the Common Stock will be traded in the public market.

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

     The Company relies exclusively on its own production capability to manufacture certain optics and optical systems, semiconductor lasers, and laser-based systems. Because the Company manufactures, packages and tests these components, products and systems at its own facilities, and such components, products and systems are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts or equipment, fire, earthquake, natural disaster, equipment failures or otherwise would have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Key Markets and Successful Identification of New Markets

     The Company's current products serve many applications in telecommunications, computers and microelectronics manufacturing, industrial manufacturing, medical, image recording and research markets. No assurances can be given that these markets will continue to generate significant or consistent demand for the Company's products. Existing markets could be significantly diminished by new technologies or products that replace or render obsolete the Company's technologies and products. The Company is dependent on successfully identifying new markets for its products. There can be no assurance that the Company will be able to successfully identify new high-growth markets in the future. Moreover, there can be no assurance that new markets will develop for the Company's or its customers' products, or that the Company's technology or pricing will enable such markets to develop.

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

Rapid and Fundamental Technological Change

     The laser and optics industry is characterized by extensive research and development expenditures and rapid technological change. The development by current or future competitors of new or improved products, processes or technologies may make the Company's current or proposed products obsolete or less competitive. Although the Company devotes significant resources to further develop and enhance its existing products, there can be no assurance that new or alternative technologies will not make the Company's products obsolete or less competitive. The Company's future business, operating results and financial condition will depend on its ability to enhance its existing products, develop new products that address the particular needs of its customers and respond to technological advances and emerging industry standards and practices.

Competition

     The Company's various markets are highly competitive. The Company's overall competitive position depends on a number of factors including the price, quality and performance of its products, the level of customer service, the development of new technology and the Company's ability to participate in emerging markets. The Company faces competition from three primary sources: current direct competitors, potential competitors and suppliers of new technologies. The Company offers a range of components, subsystems, products and systems and has a number of competitors worldwide in various segments of its markets. In its HPSL markets, direct competitors include SDL, Inc., Coherent, Inc., Siemens and Thompson-CSF. In its solid state laser markets, major competitors include Coherent, Inc. and Lightwave Electronics Inc. In its other product markets, the Company's major competitors include Coherent, Inc., Continuum (a division of Hoya) and JDS/Uniphase Corporation. None of the Company's competitors competes in all of the product areas and industries currently served by the Company. However, as existing or new markets continue to grow, the Company expects that new competitors will emerge and present competitors will seek to increase their market share.

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

Risks Associated With International Sales

     International sales accounted for approximately 55%, 46%, and 45% of the Company's net sales in 1999, 1998 and 1997, respectively. International sales carry a number of inherent risks, including exposure to currency fluctuations, potentially adverse tax consequences, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, generally longer accounts receivable collection periods, changes in political and regulatory environments, tariffs and other potential trade barriers. In addition, certain of the Company's international sales are subject to export licensing and approvals by U.S. governmental agencies. Although to date the Company has experienced no significant difficulty in obtaining such licenses or approvals, the failure to obtain such licenses or approvals or comply with such regulations in the future could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Certain of these Environmental Laws, including the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA") and similar state laws (collectively, "Superfund Laws"), hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of certain hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products ("Hazardous Substances"). Such Superfund Laws also provide for responses to and liability for releases of certain Hazardous Substances into the environment. The nature of the Company's operations and the long history of industrial uses at some of its current or former facilities expose the Company to risk of liabilities or claims under Superfund Laws. In 1988, the Company was named on the General Notification List of the Environmental Protection Agency ("EPA") stating that the Company may be a Potentially Responsible Party ("PRP") under the Superfund Laws for Hazardous Substances which may have been generated by its former operations at a former site. Since that time, the Company has not been named in the EPA's first or second tier lists, and has not been pursued as a PRP by the EPA or any of the other PRPs.

     Since 1984, the Company's facilities in Mountain View, California ("Mountain View Site") have been undergoing investigation and remediation in response to past releases of industrial solvents to the soil and groundwater. In addition, the impacted groundwater has migrated to what is referred to as the North Bayshore Area. As a result of these past releases, the Mountain View Site and other neighboring sites are listed on the National Priorities List ("NPL" or the "Superfund List") under CERCLA. The Company is subject to orders issued by the California Regional Water Quality Control Board ("Orders") that require the Company to perform remediation on-site and off-site and investigate other potentially responsible parties. Pursuant to the Orders and other orders issued to other responsible parties, the Company and other responsible parties are jointly performing and funding remediation which includes soil vapor extraction and groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the Orders are in place, and consequently the initial capital expenses for such systems have been incurred. As of December 31, 1999, the Company has been granted approval by the Regional Water Quality Control Board to shut down two of its extraction wells in the North Bayshore Extraction System and to shut down two soil vapor extraction systems.

     In October 1997, the Company was served with a complaint that had been filed on behalf of five individuals in the Superior Court of the State of California seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals (Rosario Balcita et al. v. Teledyne Semiconductor, Spectra-Physics Lasers, et al.). As of December 31, 1999, there has been a summary judgement ruling in the case in favor of the Company and its co-defendants in regards to the four adults involved in the case. The fifth plaintiff has agreed to settle for a nominal amount. There can be no assurances that other parties will not come forward and claim personal injury or property damage.

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

Potential Sales of Stock by Holdings; Shares Eligible for Future Sale

     Future sales by Spectra-Physics Holdings USA, Inc., an indirect wholly owned subsidiary of TIS ("Holdings"), of the Company's Common Stock could adversely affect the prevailing market price of the Common Stock. Holdings is permitted to sell in the public market specified amounts of Common Stock without registration pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). In addition, the Company is obligated under a registration rights agreement with Holdings to register under the Securities Act the shares of Common Stock owned by Holdings upon its demand.

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

INDUSTRY BACKGROUND

     A laser uses energy from a power source to stimulate a particular type of material, which creates and emits photons (i.e., light). The light emitted by lasers is more intense and has higher purity than the light emitted by conventional light sources. These characteristics enable applications in several broad markets such telecommunications, computers and microelectronics manufacturing, industrial manufacturing, medical, image recording and research. The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application are wavelength (color), output power, repetition rate, cost and operating life.

     During the early years of laser development in the 1960s and 1970s, lasers were relatively expensive and large, and had low reliability and performance characteristics. Consequently, lasers were used primarily for scientific research and limited industrial applications where there were few alternatives to lasers. Since then, improvements in laser technology have resulted in lower cost, smaller, more reliable and more efficient lasers. As a result, the use of lasers for industrial and other commercial applications has increased significantly. Today, lasers are used in a wide range of applications and various markets including biotechnology, consumer electronics, industrial process control, materials processing, measurement, medical, printing, research and development, semiconductor manufacturing and telecommunications. According to Laser Focus World, the worldwide market for lasers grew from approximately $1.1 billion in 1993 to an estimated $4.9 billion in 1999, which represents a compound annual growth rate of approximately 28%.

     Lasers can be generally classified into four basic types: gas, liquid, lamp pumped and semiconductor-based. A significant portion of the installed base of lasers is comprised of gas, liquid and lamp pumped lasers. The principal markets for these conventional lasers have been materials processing, medical and scientific applications. Despite continuous advances in technology, significant shortcomings still exist with most conventional lasers. Most gas lasers are relatively large, expensive, inefficient and fragile, many liquid lasers use carcinogenic dyes and have limited performance ranges, and lamp pumped lasers are limited by their dependence on inefficient and unreliable incandescent lamps. However, these lasers, while based upon older technology, have unique performance characteristics that make them the only current solution for certain demanding technical applications.

     Semiconductor-based lasers are a relatively new and innovative technology. A semiconductor-based laser creates light from the flow of an electric current through a specially designed semiconductor device. Semiconductor-based lasers include both high and low power devices as well as lasers in which the semiconductor lasers pumps a crystal to generate enhanced beam quality (solid state laser).

     The laser industry has been characterized by a high degree of technological innovation. In recent years, the laser industry has been undergoing a fundamental technology transition to semiconductor-based lasers from conventional lasers. This transition is being driven by a number of advantages of semiconductor-based lasers including:

     - Lower Operating Cost. The annual costs for power and water to operate a 10 W solid state laser is less than 5% of the cost to operate a gas laser. For example, the annual cost in California for power and water to operate a 10 W solid state laser for 2,000 hours is $300, compared to more than $17,000 for a 10 W gas laser.

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

     The semiconductor-based laser market generally can be divided into two categories: low power (less than 1.0 W) such as lasers used in CD players and laser printers, and high power (1.0 W or greater). To date, the greatest penetration of semiconductor-based lasers has been in applications that require low power. As high power semiconductor-based laser technology continues to advance, the use of high power semiconductor-based lasers is expected to increase approximately 20% to 40% annually over the next several years according to Strategies Unlimited, a market research firm.

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

STRATEGY

     The Company has been a leading supplier of lasers, laser systems and optics for over 38 years and has been developing high power semiconductor-based lasers for the last 16 years. The Company has a significant proprietary and patented portfolio of lasers, optics and other related laser and manufacturing technologies. As a result, the Company believes that it is uniquely positioned to capitalize on the significant market opportunities for high power semiconductor-based lasers and end-user systems. Key elements of the Company's strategy include the following:

          Capitalize on Leadership in Semiconductor-based Laser and Optical Technologies. To enhance its leadership position, the Company is continuing to focus substantial resources on semiconductor-based laser and optical technologies, enabling the Company to continue developing new products for existing and emerging markets. For example, the Company continues to offer the highest power and brightest commercially available semiconductor-based lasers.

          Develop New Applications and Markets, including
     Telecommunications. The Company leverages its technology and close working relationships with its key customers to develop innovative solutions to complex customer requirements. In response to specific customer needs, the Company is working with customers to develop systems incorporating laser technology in fiber laser pumping, PC board drilling and dense wavelength division multiplexing communication systems.

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

MARKETS

     The Company produces a broad range of lasers, laser systems, optics, optical systems and end user systems for the industrial, OEM and research and development markets. The primary applications for the Company's products in these markets are as follows:

     - Telecommunications. The Company has developed narrowband thin film filters for DWDM systems which are used to increase the capacity of fiber optic lines. The Company is also developing multi-mode Telcordia qualified semiconductor lasers with power output of 1 W to 5 W. One to 10 of these lasers will be coupled into a fiber to produce single mode output to serve as an amplifier source (Raman Laser) for DWDM systems.

     - Image Recording. Historically, the commercial printing market has used silver halide-based film. In recent years, the commercial printing industry has increasingly shifted to thermal-based materials which require high power semiconductor-based lasers in the film exposure process. The Company believes that the incremental use of thermal-based materials for commercial printing will increase the demand for high power semiconductor-based lasers. The Company's high power semiconductor-based lasers are being used in conjunction with thermal-based plate development by major film suppliers as well as in direct-to-press applications.

     - Industrial Manufacturing. Rapid Prototyping is one application in industrial manufacturing where lasers are used. Rapid Prototyping is the computer generation of three-dimensional objects from CAD/ CAM system input which typically is used for producing models, manufacturing prototypes, masters and patterns. Rapid Prototyping involves exposing a proprietary photopolymer with ultraviolet light which "cures" the polymer creating a solid model in hours. Traditional hand crafting or machining methods can take weeks or even months to achieve the same result. Because of the advantages of solid state lasers, they have replaced conventional lasers in Rapid Prototyping applications requiring high power. Other industrial manufacturing applications for lasers include laser pumping and marking.

     - Computer and Microelectronics Manufacturing. Lasers are used in computers and microelectronics manufacturing to adjust the electrical characteristics of resistors, to inspect semiconductor wafers for defects and to repair semiconductor devices such as DRAMs and SRAMs. Because of their high reliability and ease of use, solid state lasers are widely used in these applications. Additionally, lasers are used in via hole drilling. Historically, holes in printed circuit boards have been made using mechanical drilling techniques. Increased packing density has led to a new technique where very small holes are drilled from an outer layer to specific inner layers and then plated to make electrical contact. The size of these holes (80 microns or less) preclude efficient mechanical drilling and manufacturers are moving to laser-based methods. Solid state lasers are increasingly being utilized for this application. The Company has developed ultraviolet solid state laser sources for this application. Also, lasers are used in marking applications. Marking applications include plastics marking (e.g., marking the keys on a computer keyboard) and the marking of finished electronic components (e.g., marking very small semiconductor packages in final stages of semiconductor manufacturing). Solid state lasers are replacing conventional flash lamp pumped YAG lasers in these and other direct-write marking applications where the performance characteristics of such lasers are required.

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

     - Research and Development. Research and development has historically been a major market for conventional laser technology, such as water cooled gas lasers, high energy flash lamp pumped YAG lasers and ultrafast systems with an installed base of tens of thousands of lasers. As new solid state lasers that can replicate the performance of conventional lasers are developed, they are rapidly replacing conventional lasers in this market. For example, in 1996 the Company commenced shipments of a 5 W CW green solid state laser called the Millennia to research and development customers. The Company has introduced the Millennia s series of 2 W to 10 W systems packaged in the industry's smallest footprint. To date, approximately 1200 Millennia lasers have been sold, many of which are being used by research and development customers to replace their existing water cooled ion lasers. Current applications for solid state lasers in the research and development market include pump lasers for ultrafast systems, confocal microscopy systems and seed lasers in amplifier systems.

PRODUCTS

     The Company produces a broad range of lasers, laser systems, optics, optical systems and end user systems. The Company's semiconductor-based laser products include high power semiconductor and solid state lasers and other semiconductor laser-based systems. Conventional products include gas lasers, flash lamp pumped yttrium aluminum garnet (YAG) lasers, optical parametric oscillators (OPOs), amplifiers, accessories, optics and optical systems, and related services.

     The following chart illustrates the Company's principal products and their applications.

                                                                     PRODUCT
                                               ---------------------------------------------------
              LASER APPLICATION                SEMICONDUCTOR   SOLID STATE   OPTICS   CONVENTIONAL
              -----------------                -------------   -----------   ------   ------------
Image Recording..............................        *              *          *           *
Industrial Manufacturing.....................        *              *          *           *
Computer and Microelectronics
  Manufacturing..............................        *              *          *           *
Research.....................................        *              *          *           *
Medical......................................        *              *          *           *
Telecommunications...........................        *              *          *

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

     Solid State Lasers. Solid state lasers use semiconductor lasers to pump a crystal to produce laser beams with special characteristics in terms of mode quality, power stability, optical noise, monochromaticity or energy storage. Like HPSLs, solid state lasers are smaller, more efficient, more reliable and less costly to operate than the conventional laser technologies they are replacing.

     The Company produces solid state lasers to satisfy a broad range of customer requirements. Depending on customer needs, a solid state laser can combine various features including a modular power supply and laser head designs, various crystals, fiber coupling, and different repetition rates, pulse widths and wavelengths. The Company's solid state lasers contain several design features that distinguish them from competing products. Examples of such features include: air cooled laser heads that do not require a separate water supply; semiconductor lasers in the power supply rather than in the head which allow the lasers to be replaced in the field without disturbing system alignment; and lasers designed with significant overhead which increases reliability and product life. The Company has also developed a complete line of intelligent power supplies to satisfy demanding customer requirements. All of these power supplies support remote mounting of the fiber-coupled HPSL to enhance field serviceability.

     Optics. Optics and thin film coatings are passive components that are used to transmit, reflect and shape light. Laser optics are some of the most demanding optics to manufacture because they cannot tolerate defects in the area where the laser light interacts with the optic. High power lasers and laser systems depend on high quality optical components in order to perform to their maximum potential. The Company is a leading supplier of high performance laser optics and thin film coatings.

     The Company manufactures a wide variety of laser optics in moderate to high volumes. Standard components include 200 GHz. narrow band pass filters, LiNbO(3) wedges for isolator components, high reflectors, output couplers, Brewster windows, cube beamsplitters and polarizers. The spectral region for these optics range from 193 nm to 2 microns. Custom optics and coatings include: high laser damage resistance polarizer coatings (greater than 23 J/cm(2) 3 ns pulse) and very low loss optics (sub 10 parts per million). The Company provides full metrology verification testing and documentation.

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

     - Ultrafast lasers with pulse widths as low as 35 femtoseconds (8 models)

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

     Spectra-Physics Technology. Formed in 1961 as the first commercial laser company, the Company has a long history of introducing innovative technologies and laser products. Some of the innovative laser products successfully introduced by the Company include: commercial argon gas lasers (1964), high power helium neon lasers (1976), sealed cavity air cooled gas lasers (1981), HPSLs (1983), fiber-coupled SLPSS lasers (1986), titanium-sapphire ultrafast lasers (1990), FC bar semiconductor technology (1992), high power CW SLPSS green lasers (1996), the highest power (60 W) commercially available HPSLs (1998) and In-Situ Optics Monitoring (1999).

     Recent examples of the Company's technological leadership in semiconductor-based lasers and systems include its discovery of QMAD, a patented technique for shortening the fundamental output wavelength from a solid state laser that enables the Company to produce green lasers with powers up to 12 W. The high efficiency QMAD technique has also enabled the Company to produce green solid state lasers with lower powers for price sensitive OEM markets. The Company also recently developed and commercialized high power semiconductor bars that produce over 60 W of power.

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

     As of December 31, 1999, the Company's direct sales units employed 142 people performing sales, service engineering, customer support and administrative functions. They are responsible for the complete order fulfillment cycle, from quotation through order placement to delivery. The sales organization is also responsible for bringing the appropriate marketing and technical resources to bear on a customer's requirements and ensuring the customer receives high-quality support.

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

     Backlog consists of written purchase orders or other commitments for products which are scheduled to be shipped within the following twelve months. As of December 31, 1999, the Company's backlog was approximately $57.4 million, compared with approximately $38.0 million at December 31, 1998. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer without penalty. Because of the possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will often not reflect orders shipped in the same quarter that they are booked, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

CUSTOMERS

     Through its global distribution and service network the Company provides a range of laser solutions to its major markets. The Company has approximately 2000 customers, over 800 of which are OEM customers and over 1200 are research and development customers. The Company's major customers include: 3D Systems, Becton Dickinson, DaiNippon Screen, Electro-Scientific Industries, ETEC, General Scanning, Haemonetics, IBM, Inspex, KLA/Tencor, Komag, Presstek, and Rofin-Sinar. During 1999 and 1998, 44.8% and 54.2% of the Company's sales were in North America, 25.3% and 19.4% were in Japan, 23.2% and 19.9% were in Europe, 3.6% and 3.9% were in Other Asia, and 3.1% and 2.6% were in Rest of the World, respectively. No single customer accounted for more than 5% of the Company's sales for 1999 or 1998.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are divided into two main areas: advanced research in selected fields such as optics fabrication and coating, HPSLs and solid state lasers; and product engineering which focuses on designing and developing products for known, quantified markets with clearly defined performance goals and cost targets. The primary focus of these research and development efforts is high power semiconductor-based lasers and optics. The Company often develops new products at the customer's design-in stage in order to maximize the functionality of the product for the customer. The Company's products are designed for manufacturability and serviceability. In addition, high parts commonality is a goal that has been achieved on a number of product lines through the use of common power supplies and laser head platforms.

     In 1999, 1998 and 1997, the Company expended approximately $17.0 million, $16.7 million and $14.4 million, respectively, on internally funded research and development. The Company expects to continue to spend substantial amounts on research and development activities. The Company's ability to successfully compete will be substantially dependent on its ability to design, develop and introduce new products on a timely basis.

     As of December 31, 1999, the Company had 126 employees engaged in advanced research and product development and engineering, of whom 70 are professional engineers or have master's or doctor's degrees (including 24 Ph.D.s). The Company's research and development activities are carried out in Mountain View, California for solid state lasers, optical coatings, and conventional products, in Oroville, California for optical systems and optics fabrication and in Tucson, Arizona for HPSLs. The Company maintains close working relationships with several leading industrial, government and university research laboratories around the world. Such relationships include funding of third party research, joint development programs and licensing of patents developed by such organizations. The Company also participates in certain U.S. government funded programs such as Technology Reinvestment Program (TRP), when the programs' objectives are consistent with the Company's technology road map.

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

     The Company has manufacturing operations in Mountain View and Oroville, California and Tucson, Arizona. The Company's four manufacturing operations in Mountain View include research optics manufacturing, plasma tube manufacturing, and laser manufacturing, including assembly and test. The Company's manufacturing operations in Tucson include semiconductor laser manufacturing. The Company has manufacturing operations in Oroville that include optics fabrication and coating, optical system manufacturing and metal component fabrication. The Company's principal manufacturing operations are:

     - Semiconductor Laser Manufacturing. The Company's semiconductor laser manufacturing operation is vertically integrated and has capabilities in wafer fabrication, wafer processing, bar processing, device packaging, test and burn-in and fiber-coupling. The Company has three large-scale epitaxial deposition units, two of which are capable of handling three inch wafers.

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

     - Fine Mechanics Manufacturing. The fine mechanics operation primarily produces aluminum, brass and stainless steel components with relatively high feature content and surface finish requirements for use in the Company's laser and optical systems.

     - Research Optics Manufacturing. The Company's film coating facility is designed for the development of new coating technology and the production of very large optics up to three feet in diameter.

     - Assembly, Integration and Test. As part of the manufacturing process, the Company assembles, integrates and tests its systems, including laser, optical and power supply systems.

INTELLECTUAL PROPERTY

     The Company has approximately 147 active patents and approximately 53 additional patent applications pending. The Company also has a royalty-free license to all of SDL's patents applied for or issued prior to June 25, 1993.

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

COMPETITION

     The Company's various markets are highly competitive. The Company's overall competitive position depends on a number of factors including the price, quality and performance of its products, the level of customer service, the development of new technology and the Company's ability to participate in emerging markets. The Company faces competition from three primary sources: current direct competitors, potential competitors and suppliers of new technologies. The Company offers a range of components, subsystems, products and systems and has a number of competitors worldwide in various segments of its markets. In its HPSL markets, direct competitors include SDL, Inc., Coherent, Inc., Siemens and Thompson-CSF. In its solid state laser markets, major competitors include Coherent, Inc. and Lightwave Electronics Inc. In its other product markets, the Company's major competitors include Coherent, Inc., Continuum (a division of Hoya) and JDS/Uniphase Corporation. None of the Company's competitors competes in all of the product areas and industries currently served by the Company. However, as existing or new markets continue to grow, the Company expects that new competitors will emerge and present competitors will seek to increase their market share.

EMPLOYEES

     At December 31, 1999, the Company had 763 full time employees, including 126 in research, development and engineering, 142 in sales, service and marketing, 392 in operations and 103 in general management, administration and finance. The Company intends to hire additional personnel in each of these areas. The Company also had approximately 41 temporary workers and consultants at December 31, 1999. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a general work stoppage, slowdown or strike. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

     The Company conducts its business from office and manufacturing facilities at six locations in Mountain View, California, two facilities in Oroville, California and one facility in Tucson, Arizona. In the aggregate, the Company occupies approximately 46,100 square feet of owned space and 129,500 square feet of leased space in Mountain View, 63,000 square feet of leased space in Oroville and 80,600 square feet of owned space in Tucson. The Company's lease agreements have expiration dates ranging from 2000 to 2008. In addition, the Company leases sales and service offices in Tokyo and Osaka, Japan, Darmstadt, Germany, Z.A. de Courtaboeuf, France, Eindhoven, the Netherlands and Hemel Hempstead, Great Britain. These leases have expiration dates ranging from 2000 to 2002.

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

     Certain of these Environmental Laws, including Superfund Laws, hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of certain Hazardous Substances. Such Superfund Laws also provide for responses to and liability for releases of certain Hazardous Substances into the environment. The nature of the Company's operations and the long history of industrial uses at some of its current or former facilities expose the Company to risk of liabilities or claims under Superfund Laws. In 1988, the Company was named on the General Notification List of the EPA stating that the Company may be a PRP under the Superfund Laws for Hazardous Substances which may have been generated by its former operations at a former site. Since that time, the Company has not been named in the EPA's first or second tier lists, and has not been pursued as a PRP by the EPA or any of the other PRPs.

     Since 1984, the Company's Mountain View Site has been undergoing investigation and remediation in response to past releases of industrial solvents to the soil and groundwater. In addition, the impacted groundwater has migrated to what is referred to as the North Bayshore Area. As a result of these past releases, the Mountain View Site and other neighboring sites are listed on the NPL or the Superfund List under CERCLA. The Company is subject to Orders that require the Company to perform remediation on-site and off-site and investigate other potentially responsible parties. Pursuant to the Orders and other orders issued to other responsible parties, the Company and other responsible parties are jointly performing and funding remediation which includes soil vapor extraction and groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the Order are in place, and consequently the initial capital expenses for such systems have been incurred. As of December 31, 1999, the Company has been granted approval by the Regional Water Quality Control Board to shut down two of its extraction wells in the North Bayshore Extraction System and to shut down two soil vapor extraction systems.

     In October 1997, the Company was served with a complaint that had been filed on behalf of five individuals in the Superior Court of the State of California seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals (Rosario Balcita et al. v. Teledyne Semiconductor, Spectra-Physics Lasers, et al.). As of December 31, 1999, there has been a summary judgement ruling in the case in favor of the Company and its co-defendants in regards to the four adults in the case. The fifth plaintiff has agreed to settle for a nominal amount. There can be no assurances that other parties will not come forward and claim personal injury or property damage.

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

     The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

     None.

                                    PART II

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

                                                               HIGH      LOW
                                                              ------    ------
Fiscal 1999:
  First quarter.............................................  $12.00    $ 7.00
  Second quarter............................................   10.88      6.69
  Third quarter.............................................   12.88      7.63
  Fourth quarter............................................   28.00      8.31
Fiscal 1998:
  First quarter.............................................  $18.50    $12.25
  Second quarter............................................   21.50      9.00
  Third quarter.............................................   12.81      6.50
  Fourth quarter............................................    9.50      5.63
Fiscal 1997:
  Fourth quarter (from December 12, 1997)...................  $13.63    $12.13

     The number of stockholders of record as of February 26, 2000, was 26. No cash dividends have been declared or paid and the Company has no present intention to declare or pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------------
                                                1999        1998        1997        1996        1995
                                              ---------   ---------   ---------   ---------   ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND FOOTNOTES)
STATEMENT OF OPERATIONS DATA:
Net sales...................................  $141,310    $169,016    $159,174    $135,434    $112,527
Cost of products sold.......................    90,922     103,724      98,772      88,320      73,040
Cost of products sold -- special............     3,700          --          --          --          --
                                              --------    --------    --------    --------    --------
Total cost of products sold.................    94,622     103,724      98,722      88,320      73,040
                                              --------    --------    --------    --------    --------
  Gross margin..............................    46,688      65,292      60,402      47,114      39,487
Operating expenses:
  Research and development..................    17,044      16,728      14,365      12,005       7,933
  Selling, general and administrative.......    34,255      34,903      32,539      28,966      27,848
  Other(1)..................................     2,540          --      15,757       6,915       1,863
                                              --------    --------    --------    --------    --------
          Total operating expenses..........    53,839      51,631      62,661      47,886      37,644
                                              --------    --------    --------    --------    --------
     Operating income (loss)................    (7,151)     13,661      (2,259)       (772)      1,843
Other income (expense):
  Interest income (expense).................       857       1,335      (4,005)     (5,374)     (4,590)
  Foreign currency gain (loss)..............        89          --       2,067       2,532       1,046
  Legal settlement(2).......................        --          --      17,010          --          --
                                              --------    --------    --------    --------    --------
          Total other income (expense)......       946       1,335      15,072      (2,842)     (3,544)
                                              --------    --------    --------    --------    --------
     Income (loss) before income taxes......    (6,205)     14,996      12,813      (3,614)     (1,701)
Income tax expense (benefit)................    (2,357)      5,349     (21,048)        634         318
                                              --------    --------    --------    --------    --------
     Net income (loss)......................  $ (3,848)   $  9,647    $ 33,861    $ (4,248)   $ (2,019)
                                              ========    ========    ========    ========    ========
     Net income (loss) per share:
       Basic................................  $  (0.24)   $   0.60    $   2.57    $  (0.33)
                                              ========    ========    ========    ========
       Diluted..............................  $  (0.24)   $   0.59    $   2.57    $  (0.33)
                                              ========    ========    ========    ========
     Shares used in computing net income
       (loss) per share(3):
       Basic................................    16,169      16,168      13,162      13,000
                                              ========    ========    ========    ========
       Diluted..............................    16,169      16,473      13,191      13,000
                                              ========    ========    ========    ========

                                                               AS OF DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT FOOTNOTES)
BALANCE SHEET DATA:
Working capital.............................  $ 57,947   $ 72,277   $ 68,941   $ 27,531   $ 30,273
Total assets................................   152,277    157,028    140,524     86,848     80,691
Long term liabilities.......................     1,093      1,983      1,677     71,584     69,067
Stockholders' equity (deficit)..............   105,462    110,068     96,324    (21,223)   (16,480)
OTHER DATA:
Operating income (loss) before infrequent or
  unusual items(4)..........................  $   (911)  $ 13,661   $ 13,498   $  6,143   $  3,706
                                              ========   ========   ========   ========   ========

---------------
(1) Includes $2,540,000 in 1999 of restructuring expenses; $1,657,000 in 1997, $1,915,000 in 1996, and $863,000 in 1995 of legal expenses associated with a lawsuit which was settled in the second quarter of fiscal 1997; and $14,100,000 in 1997, $5,000,000 in 1996 and $1,000,000 in 1995 of
    compensation expense associated with certain stock options.

(2) In May 1997, the Company received net proceeds of $17,010,000 in settlement of a lawsuit.

(3) See Note 2 of the Notes to the Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per share.

(4) Other data is presented as supplemental information and should not be construed as a substitute, or better, indicator of, results of operations than operating income (loss) or net income (loss) determined in accordance with generally accepted accounting principles. This data represents actual operating income (loss) adjusted for the following: (a) special inventory writeoffs of $3,700,000 in 1999; (b) restructuring expenses of $2,540,000 in 1999; (c) legal expenses associated with a lawsuit of $1,657,000 in 1997, $1,915,000 in 1996 and $863,000 in 1995; and (d) compensation expense associated with stock options of $14,100,000 in 1997, $5,000,000 in 1996 and $1,000,000 in 1995. While such items are not expected to be incurred in the future, there can be no assurances that similar items might not occur.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leader in the design, development, manufacture and distribution of lasers, laser systems and optics for a broad range of markets. Thermo Instrument Systems Inc. ("TIS"), a company whose common stock is traded on the American Stock Exchange and a subsidiary of Thermo Electron Corporation, indirectly owns approximately 79.0% of the Company's outstanding common stock at January 31, 2000. Prior to its acquisition by TIS in February 1999, Spectra-Physics AB, a Swedish company, beneficially owned approximately 80.0% of the Company's outstanding common stock.

     Net sales for products are recognized upon shipment. The Company derives its revenue primarily from the sale of high power semiconductor-based and conventional lasers and laser systems and optics. High power semiconductor-based lasers and laser systems are sold into the OEM/industrial market and the research and development market. The OEM/industrial market is characterized by unit sales, with varying prices, in volumes of as much as several thousand units. Conventional lasers are primarily sold into the research and development market. This market is typically characterized by the sale of single units and systems with prices that range from approximately $3,000 to $500,000. Sales in this market have historically varied from quarter to quarter due to seasonal fluctuations and governmental spending patterns. Optics are sold in varying units and per unit prices in the telecommunications, computer and microelectronics manufacturing, industrial manufacturing, medical and image recording markets. Over the last three years, a growing proportion of the Company's total net sales and most of its sales growth have been from high power semiconductor-based lasers.

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

     The Company spends a significant amount of resources on research and development. In 1999, the Company focused much of these resources on high power semiconductor-based lasers and optics for the telecommunications market. The Company expects to continue to spend substantial resources in developing high power semiconductor-based lasers and optics for the telecommunications market in addition to making focused research and development expenditures to maintain its leadership position in its other markets.

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

     The Company has five reportable segments: the Commercial Systems Group ("CSG") business unit; the Industrial and Scientific Lasers ("ISL") business unit; the Original Equipment Manufacturer ("OEM") business unit; Opto Power Corporation ("OPC"); and Spectra-Physics Distribution ("SPD") business unit. CSG designs and manufactures optics, thin films, fabricated parts, plasma tubes, and subsystems for all operating units within the Company and external customers. CSG also designs, manufactures and markets low power laser sources and beam delivery systems for OEM products in the industrial manufacturing and medical markets. ISL designs, markets and manufactures high power semiconductor-based and conventional lasers for the industrial and scientific markets. OEM designs, markets and manufactures high power semiconductor-based lasers for various OEM markets. OPC designs, markets and manufactures high power semiconductor-based laser diodes, components and systems. SPD is the Company's worldwide sales, service and support organization. Reference is made to Footnote 10 of the Consolidated Financial Statements for disclosures of certain financial information related to the reportable segments.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's results of operations as a percentage of net sales:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of products sold                                          64.4      61.4      62.1
Cost of products sold -- special............................    2.6        --        --
                                                              -----     -----     -----
Total cost of products sold.................................   67.0      61.4      62.1
                                                              -----     -----     -----
  Gross margin..............................................   33.0      38.6      37.9
Operating expenses:
  Research and development..................................   12.1       9.9       9.0
  Selling, general and administrative.......................   24.2      20.7      20.4
  Other.....................................................    1.8        --       9.9
                                                              -----     -----     -----
          Total operating expenses..........................   38.1      30.5      39.3
                                                              -----     -----     -----
          Operating income (loss)...........................   (5.1)      8.1      (1.4)
Other income (expense):
  Interest income (expense).................................    0.6       0.8      (2.5)
  Foreign currency gain.....................................    0.1        --       1.3
  Legal settlement..........................................     --        --      10.7
                                                              -----     -----     -----
          Total other income (expense)......................    0.7       0.8       9.5
                                                              -----     -----     -----
          Income (loss) before income taxes.................   (4.4)      8.9       8.1
Income tax expense (benefit)................................   (1.7)      3.2     (13.2)
                                                              -----     -----     -----
Net income (loss)...........................................   (2.7)%     5.7%     21.3%
                                                              =====     =====     =====
Other Data:
  Operating income (loss) before infrequent or unusual
     items*.................................................   (0.6)%     8.1%      8.5%
                                                              =====     =====     =====

---------------
* See footnote (4) of Item 6. Selected Financial Data.

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

  Net sales

     Net sales were $141.3 million in 1999, $169.0 million in 1998, and $159.2 million in 1997, representing a decrease of 16.4% from 1998 to 1999 and an increase of 6.2% from 1997 to 1998. Net sales for 1999, calculated using foreign currency exchange rates for 1998, and for 1998, calculated using foreign currency exchange rates for 1997, decreased 18.2% from 1998 to 1999 and increased 8.2% from 1997 to 1998. Net sales were in the following geographic markets:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
North America......................................  $ 63,360    $ 91,545    $ 87,262
Japan..............................................    35,731      32,834      31,334
Europe.............................................    32,812      33,707      31,536
Other Asia.........................................     5,143       6,508       4,673
Rest of the World..................................     4,264       4,422       4,369
                                                     --------    --------    --------
                                                     $141,310    $169,016    $159,174
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

     Net sales at actual currency exchange rates increased/(decreased): (30.8)% from 1998 to 1999 and 4.9% from 1997 to 1998 for North America; 8.8% from 1998 to 1999 and 4.8% from 1997 to 1998 for Japan; (2.7)% from 1998 to 1999 and 6.9%
from 1997 to 1998 for Europe; (21.0)% from 1998 to 1999 and 39.3% from 1997 to
1998 for Other Asia; and (3.6)% from 1998 to 1999 and 1.2% from 1997 to 1998 for Rest of the World. Net sales for 1999, calculated using foreign currency exchange rates for 1998, and for 1998, calculated using foreign currency exchange rates for 1997, increased/(decreased): (30.8)% from 1998 to 1999 and 4.9% from 1997 to 1998 for North America; (5.7)% from 1998 to 1999 and 12.9%
from 1997 to 1998 for Japan; 1.1% from 1998 to 1999 and 8.7% from 1997 to 1998 for Europe; (21.0)% from 1998 to 1999 and 39.3% from 1997 to 1998 for Other Asia; and (3.6)% from 1998 to 1999 and 1.2% from 1997 to 1998 for Rest of the World.

     Approximately 55% of the decrease in net sales from 1998 to 1999 was attributable to decreased sales of semiconductor-based lasers and laser systems and the remainder of the decrease in net sales related to reduced sales of optics and conventional products. The decreased sales of semiconductor-based lasers and laser systems was the result of reduced sales in North America principally in the image recording and industrial manufacturing markets. The decreased sales of conventional products was principally in the research market. The decrease in optics sales was principally in the computer and microelectronics manufacturing market. Sales of semiconductor-based lasers and laser systems, conventional products and optics were 61.5%, 35.4% and 3.1%, respectively, of total sales in 1999, compared to 60.9%, 35.1% and 4.0%, respectively, in 1998.

     The increase in sales in 1998 compared to 1997 was principally due to increased sales of semiconductor-based lasers and laser systems, which represented 60.9% of total sales in 1998, compared to 60.0% in 1997.

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

     Gross margin was $46.7 million in 1999, $65.3 million in 1998, and $60.4 million in 1997, representing a decrease of 28.5% from 1998 to 1999, and an increase of 8.1% from 1997 to 1998. As a percentage of net sales, gross margin was 33.0%, 38.6%, and 37.9% in 1999, 1998 and 1997, respectively. Included in cost of sales in 1999 were $3.7 million of special inventory write-offs. A portion of these inventory write-offs related to inventory for the Company's hard drive disk texturing system product. The Company exited its disk texturing system business in 1999. The Company also recorded inventory write-offs as a result of technology changes for high power semiconductor lasers. Without the $3.7 million special inventory write-offs, gross margin for 1999 was 35.7% of sales and decreased 22.8% from 1998. The principal reason for the decrease in gross margin in

1999 compared to 1998, in both dollar terms and as a percentage of net sales, was the decrease in sales. Offsetting this decrease was the positive effect on gross margin from the weakening of the U.S. dollar compared to the Yen. The principal reasons for the improvement in gross margin as a percentage of net sales in 1998 compared to 1997 was the higher proportion of sales of high power semiconductor-based lasers and laser systems which generally have higher gross margins than conventional products and the increase in sales that allowed the absorption of fixed manufacturing overhead expenses over a larger unit base. Additionally, the Company experienced improved manufacturing yields in 1998 compared to 1997 in the production of semiconductor-based lasers. Mitigating these favorable factors in 1998 was the negative effect on gross margins from the strengthening of the U.S. dollar compared to non-U.S. dollar currencies, particularly the Yen.

  Operating expenses

     Operating expenses totaled $53.8 million in 1999, $51.6 million in 1998, and $62.7 million in 1997, representing an increase of 4.3% from 1998 to 1999 and a decrease of 17.6% from 1997 to 1998. As a percentage of net sales, operating expenses were 38.1%, 30.5%, and 39.3% in 1999, 1998, and 1997, respectively. Included in other operating expenses were restructuring expenses of $2.5 million in 1999, legal expenses associated with a lawsuit which was settled in the second quarter of 1997 of $1.7 million in 1997, and compensation expense associated with certain stock options of two subsidiaries of $14.1 million in 1997. The stock options for one subsidiary were modified so as to establish the measurement date and the amount of compensation expense the Company is required to record and, for the other subsidiary, were cancelled for a combination of cash and common stock of the Company. Accordingly, the Company will not incur additional compensation expense relating to these stock options in the future. Excluding such restructuring, legal and compensation expenses, operating expenses decreased 0.6% from 1998 to 1999 and increased 10.1% from 1997 to 1998 and were 36.3%, 30.5%, and 29.5% of net sales in 1999, 1998 and
1997, respectively.

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

     Research and development expenses totaled $17.0 million in 1999, $16.7 million in 1998 and $14.4 million in 1997, representing an increase of 1.9% from 1998 to 1999 and 16.5% from 1997 to 1998. As a percentage of net sales, research and development expenses were 12.1%, 9.9% and 9.0% in 1999, 1998 and 1997, respectively. The increase in research and development expenses in 1999 was principally focused on optics and semiconductor-based lasers for the telecommunications market.

     Selling, general and administrative expenses include the expenses of the Company's sales and support subsidiaries in the United Kingdom, France, Germany, the Netherlands and Japan as well as the Company's North American sales and support organization, and other marketing and administrative expenses.

     Selling, general and administrative expenses totaled $34.3 million in 1999, $34.9 million in 1998, and $32.5 million in 1997, representing a decrease of 1.9% from 1998 to 1999 and an increase of 7.3% from 1997 to 1998. As a percentage of net sales, selling, general and administrative expenses were 24.2%, 20.7%, and 20.4% in 1999, 1998 and 1997, respectively. The principal reasons for the increase in selling, general and administrative expenses in dollar terms in 1998 compared to 1997 were increased expenses associated with penetrating the industrial/OEM markets and costs of being a public company.

  Interest income (expense)

     Interest income totaled $0.9 million in 1999 and $1.3 million in 1998. Interest expense totaled $4.0 million in 1997. Interest income for 1999 and 1998 was earned on the Company's invested cash and cash equivalents. Interest expense in 1997 was incurred on loans and advances from Spectra-Physics AB and affiliates. Interest expense was also imputed on the certain non-interest bearing advances from Spectra-Physics AB and affiliates. The amount of such imputed interest was $0.6 million in 1997. In the fourth quarters of 1997 Spectra-Physics AB and affiliates converted all loans and advances to the Company to equity. Accordingly, beginning October 1, 1997, the Company no longer incurred interest expense on such loans and advances.

  Foreign currency gain (loss)

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in no cumulative effect on income or other comprehensive income for the Company.

     Forward foreign exchange contracts are used primarily by the Company to hedge certain operational ("cash flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's operations and assets that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and certain European currencies. These foreign exchange contracts are entered into to hedge anticipated product sales and recorded accounts receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 1999, the Company had effectively hedged approximately 75% of its estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of twelve months or less. The Company does not hold or transact in financial instruments for purposes other than risk management.

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

     At December 31, 1999, the Company had contracts for the sale of foreign currencies and the purchase of U.S. dollars totaling $45.0 million. At December 31, 1999, the Company had deferred losses relating to its foreign currency contracts of approximately $0.9 million, which is all expected to be recognized in income over the next twelve months.

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

     The Company's effective tax rate is 38% of pre-tax income. During the third quarter of 1998, the Company recorded an income tax adjustment of $0.4 million to reverse excess income tax reserves. The Company recorded income tax benefits of $2.4 million in 1999 and $21.0 million in 1997 and income tax expense of $5.3 million in 1998.

     The Company expects its future effective tax rate to approximate statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

     Through the third quarter of 1997, the Company had satisfied its liquidity requirements through cash provided by Spectra-Physics AB and affiliates in the form of loans and advances. As of October 1, 1997, all outstanding loans and advances from Spectra-Physics AB and affiliates were converted to equity. At December 31, 1999, the Company had working capital of $57.9 million, including cash and cash equivalents of $23.3 million, compared to working capital at December 31, 1998 of $72.3 million, including cash and cash equivalents of $34.6 million.

     Cash provided by operating activities was $1.1 million, $8.8 million, and $26.6 million in the years ended December 31, 1999, 1998 and 1997, respectively. Substantially all the net cash provided by operating activities in 1999 represented the net loss for the year ($3.8 million) adjusted for the non-cash impact of depreciation, amortization, deferred income taxes, restructuring and special inventory writeoffs ($8.6 million) and for the net increase in operating assets ($3.6 million). Substantially all the net cash provided by operating activities in 1998 represented the net income for the year ($9.6 million) adjusted for the non-cash impact of depreciation and amortization ($5.8 million) and for the increase in accounts receivable ($6.3 million). The increase in accounts receivable was the result of a proportionately higher amount of sales in the last month of 1998 compared to 1997 causing days sales outstanding to increase from 82 days at December 31, 1997, to 92 days at December 31, 1998. Substantially all the net cash provided by operating activities in 1997 represented net income for the year ($33.9 million, including a $21.0 million income tax benefit) adjusted for the non-cash impact of depreciation, amortization, and deferred income taxes ($3.4 million) and for the increase in inventories ($4.0 million)

     Cash used in investing activities, mostly purchases of property, plant and equipment, was $13.7 million, $15.7 million and $9.4 million in the years ended December 31, 1999, 1998 and 1997, respectively.

     Cash provided by financing activities was $2.0 million, $7.7 million and $13.7 million in the years ended December 31, 1999, 1998 and 1997, respectively. During the year ended December 31, 1999, financing activities were primarily net borrowings under credit facilities. During the year ended December 31, 1998, financing activities included the sale of 360,000 shares of common stock in accordance with an overallotment option granted to the underwriters of the Company's initial public offering of $3.2 million and increases in net borrowings under the Company's credit facilities of $4.4 million. During the year ended December 31, 1997, net transfers to Spectra-Physics AB and affiliates and changes in loans and advances from Spectra-Physics AB amounted to a net decrease in cash of $25.7 million, principally relating to the utilization by affiliates of Spectra-Physics AB of the Company's net operating loss carryfoward for tax purposes and the remittance to Spectra-Physics AB of cash received by the Company on the settlement of litigation. This amount was offset by the net proceeds from the Company's initial public offering of its common stock of $20.7 million, by $17.2 million of cash provided by Spectra-Physics AB to settle certain stock options and other liabilities, and by $1.5 million of net borrowings under the Company's credit facilities.

     The effect of foreign currency exchange rate changes on cash was a $0.7 million loss and $0.4 million gain in the years ended December 31, 1999 and December 31, 1998, respectively.

     These activities resulted in a decrease in cash and cash equivalents of $11.3 million in the year ended December 31, 1999, and an increase in cash and cash equivalents of $1.1 million and $31.0 million in the years ended December 31, 1998 and 1997, respectively.

     In October 1997, the Company entered into certain agreements with employees of its Opto Power subsidiary who held stock options to purchase common stock of the subsidiary. Under the agreements, the option holders agreed to terminate the options in exchange for a combination of cash payment and the Company's common stock. Such cash payments totaled approximately $14.7 million and were funded by a capital contribution by Spectra-Physics AB and affiliates.

     The Company has a short-term credit facility in Japan. The credit facility is with several banks, is unsecured, allows aggregate borrowings of 2.4 billion Yen ($23.4 million), bears interest at 1.625% per annum and expires at various times through June 2000. At December 31, 1999, there were approximately $13.5 million of borrowings outstanding under this facility. The Company's foreign subsidiaries other than Japan have credit facilities aggregating $3.9 million, none of which was outstanding as of December 31, 1999. The Company also has available in the U.S. a committed, unsecured credit facility aggregating $10.0 million with a bank which expires in April 2000. From time to time, the amount available under all credit facilities will be reduced by the amount of performance bonds outstanding guaranteed by the applicable bank to the Company's customers, foreign currency contracts outstanding with the applicable bank and similar arrangements.

     At December 31, 1999, the Company was in technical default of certain financial covenants of its U.S. credit facility. Because the Company had no outstanding borrowings with the bank at December 31, 1999, the Company has not applied for a waiver of default from the bank. The credit agreement expires in April 2000 and the Company does not expect to make any borrowings under the facility prior to the scheduled maturity date. Through December 31, 1999, the Company has not been required to borrow, and has not borrowed, under its U.S. credit facility.

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

     The Company regularly hedges its non-U.S. dollar-based exposures in the U.S. by entering into forward contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one month up to one year. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at December 31, 1999. The Company's largest foreign currency exposure is against the Japanese yen, primarily because Japan has a higher proportion of local currency denominated sales. Relative to foreign currency exposures existing at December 31, 1999, a 10% unfavorable movement in foreign exchange rates would not expose the Company to significant losses in earnings or cash flows or significantly diminish the fair value of its foreign currency financial instruments, primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of the Company's year-end exposures to fluctuations in foreign currency exchange rates. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices. See additional discussion of foreign currency exchange contracts under the heading "Foreign currency gain (loss)".

YEAR 2000 COMPLIANCE

     An issue existed for all companies that rely on computers as the year 2000 approached. Known as the "Millennium Bug" or the "Year 2000 (Y2K) Problem" the problem stemmed from the way that some computer systems and other chip containing equipment were programmed to process date information. To conserve memory, dates were stored as two digit, rather than as four digit, numbers with all the dates assumed to be between 1900 and 1999. Thus the year 2000 would be stored as "00" and be assumed to be 1900, and year 2001 as "01", and be assumed to be 1901, etc. This practice could result in incorrect results when computers so programmed perform arithmetic operations, comparisons or data field sorting with dates later than 1999.

     The Board of Directors of Spectra-Physics, and all levels of management, were aware of the Y2K problem, and the issue was addressed. Spectra-Physics' Y2K compliance plans were supervised by the Vice President of Finance, under ongoing review by the Board. The Company's Year 2000 Project Team has completed its review of Spectra-Physics' (a) Information Technology (IT) and non-IT systems,
(b) products, (c) vendors and (d) customers and corrected all identified problems.

     Through March 1, 2000, the Company experienced no significant Y2K problems.

EUROPEAN MONETARY UNION (EMU)

     The euro is a new currency introduced by certain European countries collectively known as the European Monetary Union ("EMU"). The euro was introduced on January 1, 1999 and the eleven participating EMU members established fixed conversion rates between their existing currencies ("legacy currencies") and the euro. The legacy currencies have no value of their own but will be subsets of the euro. The legacy currencies and the euro will both be used through June 30, 2002 when the legacy currencies will be withdrawn ("euro only environment"). The introduction of the euro could have an adverse impact on a company's information systems, its markets and the economies in which it operates.

     The Company has completed a review of its information systems and the introduction of the euro in 1999 had no material impact on its systems. Furthermore, the Company's review indicated that the Company's information systems can operate in the euro only environment in 2002. Prior to 2002, the Company expects to conduct another survey concerning the euro's impact on information systems.

     The Company has also reviewed its customer list and current selling practices and expects no material adverse impact from the introduction of the euro.

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

     See Form 8-K, dated August 6, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's officers and directors will be set forth under the captions "Management" and "Election of Directors" in the Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be held in May 2000 (the "2000 Proxy Statement"), and is incorporated herein by reference. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning compensation of the Registrant's directors and executive officers will be set forth under the captions "Election of Directors -- Compensation of Directors" and "Management -- Summary Compensation of Named Executive Officers" in the Registrant's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth under the caption "Certain Relationships and Related Transactions" in the Registrant's 2000 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

(a) 1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Spectra-Physics Lasers, Inc. are filed as part of this report on Form 10-K:

        Report of Independent Accountants

        Consolidated Balance Sheet -- December 31, 1999 and 1998

        Consolidated Statement of Operations -- Years ended December 31, 1999, 1998 and 1997

        Consolidated Statement of Cash Flows -- Years Ended December 31, 1999, 1998 and 1997

        Consolidated Statement of Stockholders' Equity -- Years Ended December 31, 1999, 1998, and 1997

        Notes to Consolidated Financial Statements

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

        Schedule II -- Valuation and Qualifying Accounts

        Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three-months ended December 31, 1999.

(C) EXHIBITS

    EXHIBIT
    NUMBER                         EXHIBIT DESCRIPTION
    -------                        -------------------
     2.1       Plan of Reorganization of the Company (Incorporated by
               reference to exhibit 2.1 of the Company's Registration
               Statement on Form S-1 (No. 333-38329))
     3.1       Certificate of Incorporation of the Company, as amended
               (Incorporated by reference to exhibit 3.1 of the Company's
               Registration Statement on Form S-1 (No. 333-38329))
     3.2       Bylaws of the Company (Incorporated by reference to exhibit
               3.2 of the Company's Registration Statement on Form S-1 (No.
               333-38329))
     4.1       Specimen of Common Stock Certificate (Incorporated by
               reference to exhibit 4.1 of Amendment No. 1 of the Company's
               Registration Statement on Form S-1 (No. 333-38329))
    10.1       Agreement by and between Spectra-Physics USA and the
               Company, dated as of August 29, 1997 (Incorporated by
               reference to exhibit 10.1 of the Company's Registration
               Statement on Form S-1 (No. 333-38329))
    10.2       Registration Rights Agreement between Spectra-Physics USA
               and the Company (Incorporated by reference to exhibit 10.2 of Amendment No. 2 of the Company's Registration Statement
               on Form S-1 (No. 333-38329))
    10.3       Form of Executive Employment Agreement with certain officers of the Company (Incorporated by reference to exhibit 10.3 of
               Amendment No. 2 of the Company's Registration Statement on
               Form S-1 (No. 333-38329))
    10.4       Form of Executive Incentive Plan (Incorporated by reference to exhibit 10.5 of Amendment No. 1 of the Company's
               Registration Statement on Form S-1 (No. 333-38329))
    10.5       1997 Spectra-Physics Lasers, Inc. Stock Option Plan
               (Incorporated by reference to exhibit 10.6 of Amendment No.
               1 of the Company's Registration Statement on Form S-1 (No.
               333-38329))
    10.6       Patent License Agreement dated as of October 4, 1997 by and between the Company, as licensor, and Spectra Precision,
               Inc., as licensee (Incorporated by reference to exhibit 10.7 of Amendment No. 1 of the Company's Registration Statement
               on Form S-1 (No. 333-38329))
    10.7       Patent License Agreement dated as of October 4, 1997 by and between Spectra Precision, Inc., as licensor, and the
               Company, as licensee (Incorporated by reference to exhibit
               10.8 of Amendment No. 1 of the Company's Registration
               Statement on Form S-1 (No. 333-38329))
    10.8       Tradename and Trademark License Agreement dated as of August
               29, 1997 by and between the Company, Spectra-Physics AB and certain Spectra-Physics AB subsidiaries (Incorporated by
               reference to exhibit 10.9 of Amendment No. 1 of the
               Company's Registration Statement on Form S-1 (No.
               333-38329))

    EXHIBIT
    NUMBER                         EXHIBIT DESCRIPTION
    -------                        -------------------
    10.9       Employment Agreement dated January 1, 1998, between the
               Company and Patrick L. Edsell (Incorporated by reference to exhibit 10.10 of the Company's Form 10-K for the year ended
               December 31, 1998)
    21.1       List of Subsidiaries (Incorporated by reference to exhibit
               21.1 of the Company's Registration Statement on Form S-1
               (No. 333-38329))
    23.1       Consent of PricewaterhouseCoopers LLP
    23.2       Report of PricewaterhouseCoopers LLP (included on page 60)
    23.3       Consent of Arthur Andersen L.L.P.
    23.4       Report of Arthur Andersen L.L.P.
               (included on page 59)
    24.1       Powers of Attorney (included on signature page)
    27.1       Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2000.

                                          SPECTRA-PHYSICS LASERS, INC.

                                          By:     /s/ PATRICK L. EDSELL
                                            ------------------------------------
                                                     Patrick L. Edsell
                                               Chairman, President and Chief
                                                     Executive Officer

                               POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Patrick L. Edsell and Seth Halio, jointly and severally, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                /s/ PATRICK L. EDSELL                  (Director, Chairman, President   March 15, 2000
-----------------------------------------------------   and Chief Executive Officer)
                  Patrick L. Edsell

                   /s/ SETH HALIO                        (Vice President -- Finance)    March 15, 2000
-----------------------------------------------------     (Principal Financial and
                     Seth Halio                              Accounting Officer)

               /s/ LAWRENCE C. KARLSON                           (Director)             March 14, 2000
-----------------------------------------------------
                 Lawrence C. Karlson

                  /s/ EARL R. LEWIS                              (Director)             March 15, 2000
-----------------------------------------------------
                    Earl R. Lewis

                  /s/ DENIS A HELM                               (Director)             March 15, 2000
-----------------------------------------------------
                    Denis A. Helm

              /s/ POLYVIOS C. VINTIADIS                          (Director)             March 1, 2000
-----------------------------------------------------
                Polyvios C. Vintiadis

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Spectra-Physics Lasers, Inc.

     We have audited the accompanying consolidated balance sheet of Spectra-Physics Lasers, Inc. as of December 31, 1999, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectra-Physics Lasers, Inc. as of December 31, 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP.

San Jose, California
January 18, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Spectra-Physics Lasers, Inc.

     We have audited the accompanying consolidated balance sheet of Spectra-Physics Lasers, Inc. and its subsidiaries as of December 31, 1998, and the related consolidated statements of operations, of cash flows, and of stockholders' equity for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectra-Physics Lasers, Inc. and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

PricewaterhouseCoopers LLP

San Jose, California
January 22, 1999

                          SPECTRA-PHYSICS LASERS, INC.

                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 23,278    $ 34,620
  Accounts receivable, including $68 and $339, respectively, due from affiliated companies, less allowance for
     doubtful accounts of $1,253 and $405, respectively.....    38,246      45,824
  Inventories...............................................    26,582      25,566
  Deferred tax assets.......................................     9,657       7,300
  Prepaid expenses and other current assets.................     5,906       3,944
                                                              --------    --------
          Total current assets..............................   103,669     117,254
Property, plant and equipment, net..........................    42,015      35,156
Intangible assets, net of accumulated amortization of $2,487
  and $2,160, respectively..................................     1,794       2,122
Other assets................................................     4,799       2,496
                                                              --------    --------
          Total assets......................................  $152,277    $157,028
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 10,015    $  9,262
  Borrowings under credit facilities........................    13,655      11,756
  Accrued and other current liabilities.....................    22,052      23,959
                                                              --------    --------
          Total current liabilities.........................    45,722      44,977
Long term liabilities.......................................     1,093       1,983
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $0.01:
     Authorized -- 60,000,000 shares
     Outstanding -- 16,176,543 in 1999 and 16,168,043 in
      1998..................................................       162         162
  Additional paid-in capital................................    98,320      97,235
  Retained earnings.........................................     9,428      13,276
  Accumulated other comprehensive income (loss).............    (2,448)       (605)
                                                              --------    --------
       Total stockholders' equity...........................   105,462     110,068
                                                              --------    --------
          Total liabilities and stockholders' equity........  $152,277    $157,028
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Net sales..................................................  $141,310    $169,016    $159,174
Cost of products sold......................................    90,922     103,724      98,772
Cost of products sold -- special...........................     3,700          --          --
                                                             --------    --------    --------
Total cost of products sold................................    94,622     103,724      98,772
                                                             --------    --------    --------
  Gross margin.............................................    46,688      65,292      60,402
Operating expenses:
  Research and development.................................    17,044      16,728      14,365
  Selling, general and administrative......................    34,255      34,903      32,539
  Other....................................................     2,540          --      15,757
                                                             --------    --------    --------
          Total operating expenses.........................    53,839      51,631      62,661
                                                             --------    --------    --------
     Operating income (loss)...............................    (7,151)     13,661      (2,259)
Other income (expense):
  Interest income (expense)................................       857       1,335      (4,005)
  Foreign currency gain....................................        89          --       2,067
  Legal settlement.........................................        --          --      17,010
                                                             --------    --------    --------
          Total other income (expense).....................       946       1,335      15,072
                                                             --------    --------    --------
     Income (loss) before income taxes.....................    (6,205)     14,996      12,813
Income tax expense (benefit)...............................    (2,357)      5,349     (21,048)
                                                             --------    --------    --------
     Net income (loss).....................................  $ (3,848)   $  9,647    $ 33,861
                                                             ========    ========    ========
Net income (loss) per share:
  Basic....................................................  $  (0.24)   $   0.60    $   2.57
                                                             ========    ========    ========
  Diluted..................................................  $  (0.24)   $   0.59    $   2.57
                                                             ========    ========    ========
Shares used in computing net income (loss) per share:
  Basic....................................................    16,169      16,168      13,162
                                                             ========    ========    ========
  Diluted..................................................    16,169      16,473      13,191
                                                             ========    ========    ========

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
OPERATING ACTIVITIES
Net income (loss)..........................................  $ (3,848)   $  9,647    $ 33,861
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities:
  Depreciation and amortization............................     6,562       5,821       4,839
  Deferred income taxes....................................    (2,357)        600      (8,200)
  Non-cash portion of restructuring charge.................       655          --          --
  Inventory write-offs.....................................     3,700          --          --
  Changes in operating assets and liabilities:
     Accounts receivable, including non-current portion....     5,078      (6,313)     (1,559)
     Inventories...........................................    (4,716)        291      (4,048)
     Prepaid expenses and other current assets.............    (1,962)        465      (2,279)
     Accounts payable......................................       753      (1,191)      2,325
     Accrued and other liabilities.........................    (2,775)       (484)      1,683
                                                             --------    --------    --------
          Total cash provided by (used in) operating
            activities.....................................     1,090       8,836      26,622
                                                             --------    --------    --------
INVESTING ACTIVITIES
Purchases of property, plant and equipment.................   (13,719)    (15,159)     (8,672)
Other......................................................        22        (583)       (720)
                                                             --------    --------    --------
          Total cash provided by (used in) investing
            activities.....................................   (13,697)    (15,742)     (9,392)
                                                             --------    --------    --------
FINANCING ACTIVITIES
Net borrowings under credit facilities.....................     1,899       4,435       1,508
Exercise of common stock options...........................        85          --          --
Changes in loans and advances from SPAB....................        --          --       2,058
Net transfers (to) from SPAB...............................        --          --     (27,743)
Contribution of cash by SPAB to settle certain stock
  options and other liabilities............................        --          --      17,249
Net proceeds from initial public offering of common
  stock....................................................        --       3,248      20,654
                                                             --------    --------    --------
          Total cash provided by (used in) financing
            activities.....................................     1,984       7,683      13,726
                                                             --------    --------    --------
Effect of changes in foreign currency exchange rates.......      (719)        356          --
                                                             --------    --------    --------
       Increase (decrease) in cash and cash equivalents....   (11,342)      1,133      30,956
Cash and cash equivalents at beginning of year.............    34,620      33,487       2,531
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 23,278    $ 34,620    $ 33,487
                                                             ========    ========    ========
Non-cash financing activities:
  Reorganization:
  Conversion of debt and accrued interest to equity........                          $ 73,758
  Transfer of assets, net of cash..........................                             2,299
  Assumption of liabilities................................                            (2,968)
                                                                                     --------
                                                                                     $ 73,089
                                                                                     ========

  Reversal of accrual for options of a subsidiary which
     lapsed................................................  $  1,000
                                                             ========

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    ACCUMULATED
                                                                                       OTHER
                                        COMMON STOCK       ADDITIONAL              COMPREHENSIVE    PARENT
                                     -------------------    PAID-IN     RETAINED      INCOME        EQUITY
                                       SHARES     AMOUNT    CAPITAL     EARNINGS      (LOSS)       (DEFICIT)    TOTAL
                                     ----------   ------   ----------   --------   -------------   ---------   --------
BALANCE-DECEMBER 31, 1996..........  13,000,000                                       $   (40)     $(21,183)   $(21,223)
                                     ----------    ----     -------     -------       -------      --------    --------
  Net transfers (to) from SPAB.....          --      --          --          --            --       (27,743)    (27,743)
  Reorganization...................          --    $130     $54,265          --            --        18,694      73,089
  Initial public offering of common
    stock..........................   2,400,000      24      20,630          --            --            --      20,654
  Contribution of cash by SPAB and
    issuance of common stock by the
    Company to settle certain stock
    options of a subsidiary........     408,043       4      19,096          --            --            --      19,100
  Other comprehensive income:
    Foreign currency translation...          --      --          --          --        (1,414)           --      (1,414)
    Net income prior to the
      Reorganization...............          --      --          --          --            --        30,232      30,232
    Net income subsequent to the
      Reorganization...............          --      --          --     $ 3,629            --            --       3,629
                                     ----------    ----     -------     -------       -------      --------    --------
         Total comprehensive
           income..................          --      --          --       3,629        (1,414)       30,232      32,447
                                     ----------    ----     -------     -------       -------      --------    --------
BALANCE-DECEMBER 31, 1997..........  15,808,043     158      93,991       3,629        (1,454)           --      96,324
                                     ----------    ----     -------     -------       -------      --------    --------
  Initial public offering of common
    stock (exercise of
    underwriters' overallotment
    option)........................     360,000       4       3,244          --            --            --       3,248
  Other comprehensive income:
    Foreign currency translation...          --      --          --          --           890            --         890
    Realized gains on forward
      contracts....................          --      --          --          --           563            --         563
    Unrealized losses on forward
      contracts....................          --      --          --          --          (604)           --        (604)
    Net income.....................          --      --          --       9,647            --            --       9,647
                                     ----------    ----     -------     -------       -------      --------    --------
         Total comprehensive
           income..................          --      --          --       9,647           849            --      10,496
                                     ----------    ----     -------     -------       -------      --------    --------
BALANCE-DECEMBER 31, 1998..........  16,168,043     162      97,235      13,276          (605)           --     110,068
                                     ----------    ----     -------     -------       -------      --------    --------
  Exercise of common stock
    options........................       8,500      --          85          --            --            --          85
  Reversal of accrual for options
    of a subsidiary which lapsed...          --      --       1,000          --            --            --       1,000
  Other comprehensive income
    (loss):
    Foreign currency translation...          --      --          --          --          (934)           --        (934)
    Realized gains on forward
      contracts....................          --      --          --          --         1,412            --       1,412
    Unrealized losses on forward
      contracts....................          --      --          --          --        (2,321)           --      (2,321)
    Net loss.......................          --      --          --      (3,848)           --            --      (3,848)
                                     ----------    ----     -------     -------       -------      --------    --------
         Total comprehensive income
           (loss)..................          --      --          --      (3,848)       (1,843)           --      (5,691)
                                     ----------    ----     -------     -------       -------      --------    --------
BALANCE-DECEMBER 31, 1999..........  16,176,543    $162     $98,320     $ 9,428       $(2,448)     $     --    $105,462
                                     ==========    ====     =======     =======       =======      ========    ========

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND BASIS OF PRESENTATION

     Spectra-Physics Lasers, Inc. designs, develops, manufactures and distributes lasers, laser systems and optics for the industrial, original equipment manufacturer (OEM), and research and development markets.

     Prior to the Reorganization referred to below, Spectra-Physics Lasers, Opto Power Corporation, and Spectra-Physics Laser Data Systems, Inc., together with various foreign subsidiaries of Spectra-Physics AB that conducted sales and technical support operations on their behalf (collectively the "Company"), were operated as a functional group called the Lasers and Optics Group. In preparation for its initial public offering, the Company was reorganized in October 1997 so that the assets and liabilities (including contractual rights and obligations) of the Lasers and Optics Group were held directly or indirectly by the Company. Accordingly, pursuant to various agreements (i) the assets and liabilities of the Lasers and Optics Group not held by the Company were transferred to the Company and (ii) the assets and liabilities of the Company not part of the Lasers and Optics Group were transferred to SPAB's subsidiaries (other than the Company and its subsidiaries.) In connection with the Reorganization, intercompany receivables and payables were eliminated. Unless specified otherwise, SPAB refers to Spectra-Physics AB and/or affiliates of Spectra-Physics AB (other than the Company and its subsidiaries). All entities involved in the Reorganization were direct or indirect wholly-owned subsidiaries of SPAB.

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

     The accompanying consolidated financial statements for the periods prior to the Reorganization also include allocations of certain SPAB corporate and group expenses (including cash management and treasury, legal, employee benefits, insurance, income taxes and corporate overhead services) relating to the Company's businesses. Management believes these allocations are reasonable. However, the financial information included herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate entity during the periods presented.

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

  Use of Estimates:

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates relate to the useful lives of property, plant and

                          SPECTRA-PHYSICS LASERS, INC.

equipment, allowances for doubtful accounts and customer returns, inventory realizability, potential accruals relating to litigation matters, warranty and other accruals, and contingent assets and liabilities. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective as of the beginning of fiscal 1997. The adoption of this statement had no material effect on the Company's financial statements.

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

     The net effect of the translation of the accounts of the Company's subsidiaries has been included in stockholders' equity as foreign currency translation adjustments. The net effect of adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in operations as incurred.

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

     The Company markets its products on both a direct and an OEM basis principally in North America, Europe and Japan to companies for use in telecommunications, image recording, computer and microelectronics manufacturing, industrial manufacturing, medical applications, as well as universities and other entities involved in research. No individual customer accounts for more than 10% of net sales. The Company has adopted credit policies and standards to accommodate growth into these markets. The Company performs continuing credit evaluations of its customers' financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. Bad debt losses to date have been insignificant.

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

  Advertising and Promotion Costs:

     The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $1.5 million, $1.8 million, and $1.9 million in the years ended December 31, 1999, 1998, and 1997, respectively.

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

     Forward foreign exchange contracts are used primarily by the Company to hedge certain operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's operations and assets that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and certain European currencies. These foreign exchange contracts are entered into to hedge anticipated product sales and recorded accounts receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 1999, the Company had effectively hedged approximately 75% of its estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of twelve months or less. The Company does not hold or transact in financial instruments for purposes other than risk management.

     The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet as accrued and other current liabilities and the related gains or losses on these contracts are deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged.

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

                          SPECTRA-PHYSICS LASERS, INC.

     The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of December 31, 1999. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

     Foreign currency spot/forward contracts (in thousands, except average contract rates):

                                                       NOTIONAL       AVERAGE
                                                        AMOUNT     CONTRACT RATE
                                                       --------    -------------
Japanese Yen.........................................  $29,234       106.0404
British Pound Sterling...............................    3,099         0.6274
German Marks.........................................    7,382         1.8568
Netherlands Guilder..................................    1,952         2.0826
French Franc.........................................    3,318         6.2199
                                                       -------
                                                       $44,985
                                                       =======
Estimated fair value.................................  $  (925)*
                                                       =======

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

                          SPECTRA-PHYSICS LASERS, INC.

  Net Income (Loss) Per Share:

     The Company has adopted SFAS No. 128, "Earnings Per Share" effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. In 1999, 1998 and 1997 weighted average shares were 16,169,000, 16,168,000, and 13,162,000 respectively, and in 1998 and 1997 the shares used in the diluted calculation included 305,000 and 29,000 incremental shares, respectively, due to grants of options to purchase shares of common stock. The shares used in the diluted net income per share calculation in the fourth quarter of 1998 excluded the effects of 2,113,645 options as these options had exercise prices greater than the average market price of the Company's common stock for that quarter, and accordingly, were anti-dilutive. In 1999, the shares used in the diluted calculation did not include any shares due to grants of options to purchase shares of common stock as such shares were anti-dilutive. Stock options granted by subsidiaries of the Company were not included in the calculation of net income (loss) per share as they were anti-dilutive.

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

  Recent Accounting Pronouncement:

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein during the first quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting. The Company has not yet completed the analysis to determine the effect that SAB 101 will have on its financial statements.

  Claims:

     The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position or results of operations.

  Reclassifications:

     Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

                          SPECTRA-PHYSICS LASERS, INC.

 3. TRANSACTIONS WITH SPAB

     Prior to the Reorganization, SPAB allocated certain expenses relating to cash management and treasury, legal, employee benefits, insurance, income taxes and corporate overhead services. Charges were allocated to the Company based on actual amounts incurred on behalf of the Company or agreed upon amounts or percentages based on the Company's headcount and sales that management of the Company believes were reasonable. Amounts charged to operations were $0.3 million for the year ended December 31, 1997.

     SPAB used a centralized cash management program to finance its operations. Cash deposits from the Company's operations were transferred to SPAB on a periodic basis and SPAB funded the Company's disbursement bank account as required. Prior to the Reorganization, the Company and SPAB had an agreement whereby SPAB charged the Company interest based on certain of the Company's net balance payable to SPAB calculated using SPAB cost of related borrowed funds. Certain borrowings from SPAB were not subject to interest charges; however, interest expense has been imputed in the accompanying statement of operations at rates consistent with actual rates charged to the Company. Beginning in October 1997, the Company ceased participating in SPAB's centralized cash management program.

     The activity in the net transfers (to) from SPAB account, is summarized below (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
SPAB service and other charges..............................    $    249
Income taxes owed by SPAB, net..............................     (10,863)
Cash transfers to SPAB......................................     (17,702)
Interest expense imputed on non-interest bearing loans......         573
                                                                --------
          Net transfers to SPAB.............................    $(27,743)
                                                                ========

                          SPECTRA-PHYSICS LASERS, INC.

 4. BALANCE SHEET ACCOUNTS

     Inventories, property, plant and equipment, and accrued and other current liabilities consisted of the following (in thousands):

                                                            AT DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Inventories:
  Raw material...........................................  $15,277    $ 9,866
  Work in process........................................    3,482      7,582
  Finished goods.........................................    7,823      8,118
                                                           -------    -------
                                                           $26,582    $25,566
                                                           =======    =======
Property, plant and equipment:
  Land, buildings and leasehold improvements.............  $30,534    $28,843
  Machinery and office equipment.........................   62,975     55,763
                                                           -------    -------
                                                            93,509     84,606
  Less accumulated depreciation and amortization.........   51,494     49,450
                                                           -------    -------
                                                           $42,015    $35,156
                                                           =======    =======
Accrued and other current liabilities:
  Salaries, wages, benefits, bonus and commissions.......  $ 6,933    $ 7,912
  Warranty...............................................    2,348      3,001
  Deferred revenue.......................................    5,697      4,929
  Other..................................................    7,074      8,117
                                                           -------    -------
                                                           $22,052    $23,959
                                                           =======    =======

  Credit facilities:

     The Company has a short-term credit facility in Japan. The credit facility is with several banks, is unsecured, allows aggregate borrowings of 2.4 billion Yen ($23.4 million), bears interest at 1.625% per annum and expires at various times through June 2000. At December 31, 1999, there were approximately $13.5 million of borrowings outstanding under this facility. The Company's foreign subsidiaries other than Japan have credit facilities aggregating $3.9 million, none of which was outstanding as of December 31, 1999. The Company also has available in the U.S. a committed, unsecured credit facility aggregating $10.0 million with a bank which expires in April 2000. From time to time, the amount available under all credit facilities will be reduced by the amount of performance bonds outstanding guaranteed by the applicable bank to the Company's customers, foreign currency contracts outstanding with the applicable bank and similar arrangements.

     At December 31, 1999, the Company was in technical default of certain financial covenants of its U.S. credit facility. Because the Company had no outstanding borrowings from the bank at December 31, 1999, the Company has not applied for a waiver of default from the bank. The credit agreement expires in April 2000 and the Company does not expect to make any borrowings under the facility prior to the scheduled maturity date. Through December 31, 1999, the Company has not been required to borrow, and has not borrowed, under its U.S. credit facility.

 5. STOCKHOLDERS' EQUITY

  Preferred Stock:

     After the Reorganization, the Company's authorized preferred stock was 10,000,000 shares with a par value of $0.01 per share. The Board of Directors may, at its discretion, designate one or more series of

                          SPECTRA-PHYSICS LASERS, INC.

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

     Options vest 25% upon the first anniversary of the grant date and 6.25% at the end of each three-month period thereafter. These options may not be exercised following termination of the grantee's employment with the Company, except that in the event that a grantee's employment terminates due to death, disability or retirement, options held by such grantee or his estate shall be exercisable, to the extent vested at the time of termination of employment, for a period of three (3) months after termination of employment. The weighted average fair value of options granted in 1999, 1998 and 1997 were $8.39 per share, $5.74 per share and $4.33 per share, respectively. A summary of option activity follows:

                                                           OPTIONS OUTSTANDING
                                                          ---------------------
                                                                       WEIGHTED
                                             OPTIONS                   AVERAGE
                                            AVAILABLE                  EXERCISE
                                            FOR GRANT      OPTIONS      PRICE
                                            ----------    ---------    --------
Balance -- December 31, 1996..............          --           --         --
Shares reserved...........................   2,309,721           --         --
Granted...................................  (2,087,145)   2,087,145     $10.00
                                            ----------    ---------     ------
Balance -- December 31, 1997..............     222,576    2,087,145     $10.00
Granted...................................     (52,750)      52,750     $13.05
Cancelled.................................      26,250      (26,250)    $10.00
                                            ----------    ---------     ------
Balance -- December 31, 1998..............     196,076    2,113,645     $10.08
Granted...................................    (263,000)     263,000     $ 9.02
Exercised.................................          --       (8,500)    $10.00
Cancelled.................................     251,025     (251,025)    $10.17
                                            ----------    ---------     ------
Balance -- December 31, 1999..............     184,101    2,117,120     $ 9.93
                                            ==========    =========     ======

     Exercise prices of outstanding options at December 31, 1999 were:

$ 8.00 -- $10.00..................................  2,039,870
$10.88 -- $11.88..................................     31,000
$14.50 -- $17.25..................................     46,250
                                                    ---------
                                                    2,117,120
                                                    =========

     At December 31, 1999, 916,684 options were exercisable at a weighted average exercise price per share of $10.05.

     As permitted under SFAS No. 123, the Company has elected to follow APB No. 25, in accounting for stock awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense

                          SPECTRA-PHYSICS LASERS, INC.

with respect to such awards under fixed plans. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                   1999       1998       1997
                                                  -------    -------    -------
Risk-free interest rate.........................     5.0%       4.6%       5.7%
Dividend yield..................................     0.0%       0.0%       0.0%
Volatility......................................   107.2%      93.0%      47.0%
Average life....................................  4 years    4 years    4 years

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

     The effect of applying SFAS No. 123 resulted in pro forma net income (loss) of $(5.3) million, $8.9 million and $33.8 million in 1999, 1998 and 1997, respectively, and net income (loss) per share basic and diluted of $(0.33) in 1999, $0.55 and $0.54, respectively, in 1998, and $2.56 in 1997.

     Other. In 1996, a subsidiary of the Company, granted certain of its employees options to purchase up to 20% of the subsidiary's total common stock outstanding. In 1997, the Company recognized $1.0 million of compensation expense associated with these options. In 1999, the options lapsed and the employees of the subsidiary were terminated. The Company reversed $1.0 million of accrued compensation expense to additional paid in capital.

 6. BENEFIT AND INCENTIVE PLANS

     The Company sponsors a defined contribution plan covering substantially all U.S. employees. The plan provides for limited Company matching of participants' contributions. Contributions to the plan by the Company and charged to operations were $0.8 million, $0.8 million and $0.6 million in the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company's Executive Incentive Plan and Employee Bonus Plan provides certain officers and employees of the Company with annual incentive cash bonus awards based on the achievement of certain pre-established quantitative and qualitative goals, including overall Company profitability. The Company charged to operations $0.0 million, $0.1 million and $2.4 million in the years ended December 31, 1999, 1998 and 1997, respectively, under these plans.

 7. INCOME TAXES

     Income (loss) before income taxes consisted of the following (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1999       1998       1997
                                                -------    -------    -------
U.S...........................................  $(7,024)   $12,410    $ 9,169
Foreign.......................................      819      2,586      3,644
                                                -------    -------    -------
                                                $(6,205)   $14,996    $12,813
                                                =======    =======    =======

                          SPECTRA-PHYSICS LASERS, INC.

     Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1999       1998       1997
                                                -------    ------    --------
U.S. Federal and state:
  Current.....................................  $  (208)   $3,994    $     --
  Deferred....................................   (2,357)      572       1,213
                                                -------    ------    --------
                                                 (2,565)    4,566       1,213
                                                -------    ------    --------
Foreign:
  Current.....................................      208       755       2,651
  Deferred....................................       --        28        (816)
                                                -------    ------    --------
                                                    208       783       1,835
                                                -------    ------    --------
Decrease in valuation allowance...............       --        --     (24,096)
                                                -------    ------    --------
          Total...............................  $(2,357)   $5,349    $(21,048)
                                                =======    ======    ========

     The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company's income tax expense (benefit) for financial statement purposes (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1999       1998       1997
                                                -------    ------    --------
Tax expense (benefit) at statutory rate.......  $(2,110)   $5,099    $  4,485
Foreign taxes.................................      (71)      189         666
State taxes, net of Federal benefit...........     (255)      451         316
Decrease in valuation allowance...............       --        --     (26,704)
Other.........................................       79      (390)        189
                                                -------    ------    --------
Income tax expense (benefit)..................  $(2,357)   $5,349    $(21,048)
                                                =======    ======    ========

     The Company's net deferred tax assets are comprised of the following (in thousands):

                                                            AS OF DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------    -------
Deferred tax assets:
  Inventory valuation accounts............................  $ 2,480     $3,477
  Accrued expenses........................................    2,380      3,817
  Other...................................................      502        926
  Net operating loss carryforward.........................    5,510         --
                                                            -------     ------
          Total deferred tax assets.......................   10,872      8,220
Deferred tax liabilities:
  Property, plant and equipment...........................     (805)      (510)
  Other...................................................     (110)      (110)
                                                            -------     ------
          Total deferred tax liabilities..................     (915)      (620)
                                                            -------     ------
Net deferred tax assets...................................  $ 9,957     $7,600
                                                            =======     ======

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

                          SPECTRA-PHYSICS LASERS, INC.

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

 8. COMMITMENTS

     The Company leases manufacturing, research and development and office facilities under non-cancellable operating leases which expire in 2000 through 2008. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the terms of certain lease agreements, the leases may be extended, at the Company's option, and certain of the leases provide for adjustments of the minimum monthly rent.

     Future minimum annual lease payments under the leases are as follows (in thousands):

             YEAR ENDING DECEMBER 31,
             ------------------------
     2000..........................................  $ 3,911
     2001..........................................    3,095
     2002..........................................    3,147
     2003..........................................    2,824
     2004..........................................    2,140
     Thereafter....................................      929
                                                     -------
                                                     $16,046
                                                     =======

     Rent expense was $3.6 million, $3.2 million and $2.5 million in the years ended December 31, 1999, 1998 and 1997, respectively.

 9. ENVIRONMENTAL MATTERS

     Since 1984, the Company has been identified by federal and state authorities as one of several potentially responsible parties ("PRPs") in conjunction with past releases of industrial solvents to soil and groundwater at one of the Company's facilities. The site has been listed on the National Priorities List, or "Superfund List," and the Company is subject to orders requiring it to perform remediation on- and off-site. Applicable federal law imposes joint and several liability on each PRP for the cleanup of this site. Pursuant to these orders, the Company and other PRPs are jointly performing and funding remediation that includes soil treatment, on-site and off-site groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the order are in place, and consequently the initial capital expenditures for such systems have been incurred. Generally, the Company has determined its share of total estimated clean up and remediation costs and has accrued the amount that it believes to be its share of the total cost. As of December 31, 1999, the Company has been granted approval by the Regional Water

                          SPECTRA-PHYSICS LASERS, INC.

Quality Control Board to shut down two of its extraction wells in the North Bayshore Extraction System and to shut down two soil vapor extraction systems.

     Measurement of environmental accruals is subject to uncertainties, including the evolving nature of environmental regulations and their enforcement, the amount of time required to complete remediation, and the extent to which other PRPs will bear their share of the remediation costs. The Company estimates that at December 31, 1999 the remediation process will be completed at a cost ranging from approximately $1.4 million to $4.3 million. It is possible that the Company's recorded estimate of its obligation may change. At December 31, 1999 and 1998, the Company had accrued its best estimate of the liability of approximately $1.4 million (of which $1.2 million was included in long term liabilities) and $2.0 million (of which $1.5 million was included in long term liabilities), respectively, for anticipated future remediation costs associated with the Superfund site referred to above. During the years ended December 31, 1999, 1998 and 1997, the Company paid approximately $0.6 million, $0.1 million and $0.1 million, respectively, for remediation of this site.

     In October 1997, the Company was served with a complaint that had been filed on behalf of five individuals in the Superior Court of the State of California seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals. As of December 1999, there has been a summary judgement ruling in the case in favor of the Company and its co-defendants in regards to the four adults involved in the case. The fifth plaintiff has agreed to settle for a nominal amount. There can be no assurances that other parties will not come forward and claim personal injury or property damage.

10. SEGMENT REPORTING

     Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

  Description of the types of products and services from which each of the reportable segment derives its revenues

     Spectra-Physics Lasers, Inc. has five reportable segments: the Commercial Systems Group (CSG) business unit; the Industrial and Scientific Lasers (ISL) business unit; the Original Equipment Manufacturer (OEM) business unit; Opto Power Corporation (OPC); and Spectra-Physics Distribution (SPD) business unit. CSG designs and manufactures optics, thin films, fabricated parts, plasma tubes, and subsystems for all operating units within the Company and external customers. CSG also designs, manufactures, and markets low power laser sources and beam delivery systems for OEM products in the industrial manufacturing and medical markets. ISL designs, markets and manufactures high power semiconductor-based and conventional lasers for the industrial and scientific markets. OEM designs, markets and manufactures high power semiconductor-based lasers for various OEM markets. OPC designs, markets and manufactures high power semiconductor-based laser diodes, components and systems. SPD is the Company's worldwide sales, service and support organization.

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

  Factors management used to identify the Company's reportable segments

     The Company's reportable segments are business units that are, except for SPD, organized primarily by technology (for example, high power semiconductor-based lasers, solid state lasers, optics, air cooled lasers, etc.). The reportable segments are each managed separately because they manufacture and distribute distinct products with different production methods.

     Information about segments (in thousands):

                                                                                               ALL
                                             CSG       ISL       OEM       OPC       SPD      OTHERS    TOTAL
                                           -------   -------   -------   -------   --------   ------   --------
Year ended December 31, 1999
  Net sales to external customers........  $   662   $    --   $    --   $ 5,609   $133,271   $1,768   $141,310
  Intersegment net sales.................   29,948    62,533    36,402    18,011         --       --    146,894
  Depreciation and amortization
    expense..............................    2,192       546       633     2,380        423      388      6,562
  Segment EBIT...........................     (629)   11,412     6,576    (3,075)    (7,395)  (1,869)     5,020
  Segment assets.........................   18,877    25,779    12,545    35,449     70,109       --    162,759
  Expenditures for long-lived assets.....    3,970       839       474     7,262        430      744     13,719
Year ended December 31, 1998
  Net sales to external customers........  $ 1,125   $    --   $    --   $26,961   $135,893   $5,037   $169,016
  Intersegment net sales.................   32,864    65,477    33,924     9,829         --       --    142,094
  Depreciation and amortization
    expense..............................    1,876       500       610     1,971        405      459      5,821
  Segment EBIT...........................    1,222    10,532     4,332     8,687     (4,410)    (925)    19,438
  Segment assets.........................   14,600    17,410     6,716    37,497     54,725    2,520    133,468
  Expenditures for long-lived assets.....    2,799       429       472    10,255        441      763     15,159
Year ended December 31, 1997
  Net sales to external customers........  $ 1,048   $    --   $    --   $24,694   $128,440   $4,992   $159,174
  Intersegment net sales.................   34,314    62,622    31,055     5,990         --       --    133,981
  Depreciation and amortization
    expense..............................    1,659       486       438     1,592        302      362      4,839
  Segment EBIT...........................    3,824     8,884     4,173     7,450         21     (826)    23,526
  Segment assets.........................   13,725    18,194     8,830    23,371     43,273    3,288    110,681
  Expenditures for long-lived assets.....    2,496       404     1,173     3,776        333      490      8,672

                          SPECTRA-PHYSICS LASERS, INC.

     Reconciliations of segments information to financial statements (in thousands):

                                                    1999         1998         1997
                                                  ---------    ---------    ---------
NET SALES
Total external sales for reportable segments....  $ 139,542    $ 163,979    $ 154,182
Intersegment sales for reportable segments......    138,364      142,094      133,981
Other sales.....................................      1,768        5,037        4,992
Elimination of intersegment sales...............   (138,364)    (142,094)    (133,981)
                                                  ---------    ---------    ---------
          Total consolidated net sales..........  $ 141,310    $ 169,016    $ 159,174
                                                  =========    =========    =========
INCOME (LOSS) BEFORE INCOME TAXES
Total EBIT for reportable segments..............  $   6,889    $  20,363    $  24,352
Other EBIT......................................     (1,869)        (925)        (826)
Corporate expenses..............................     (4,954)      (5,003)      (4,896)
Other operating expenses:
  Stock options.................................         --           --      (14,100)
  Legal expenses................................         --           --       (1,657)
  Incentive and bonus plans expenses............         --           --       (2,400)
  Restructuring expenses........................     (2,540)          --           --
  Special inventory charges.....................     (3,700)          --           --
  Other items not allocated to segments.........       (977)        (774)      (2,732)
Interest income (expense).......................        857        1,335       (4,005)
Foreign currency gain...........................         89           --        2,067
Legal settlement................................         --           --       17,010
                                                  ---------    ---------    ---------
          Total consolidated income (loss)
            before income taxes.................  $  (6,205)   $  14,996    $  12,813
                                                  =========    =========    =========
ASSETS
Total assets for reportable segments............  $ 162,759    $ 130,948
Other assets....................................         --        2,520
Corporate assets................................     80,067       71,917
Eliminations....................................    (90,549)     (48,357)
                                                  ---------    ---------
          Total consolidated assets.............  $ 152,277    $ 157,028
                                                  =========    =========

                          SPECTRA-PHYSICS LASERS, INC.

                                                   NET       LONG-LIVED
                                                  SALES        ASSETS
                                                 --------    ----------
GEOGRAPHIC INFORMATION:
1999
  North America................................  $ 63,360     $43,743
  Japan........................................    35,731       3,849
  Europe.......................................    32,812       1,016
  Other Asia...................................     5,143          --
  Rest of the World............................     4,264          --
                                                 --------     -------
          Total................................  $141,310     $48,608
                                                 ========     =======
1998
  North America................................  $ 91,545     $37,240
  Japan........................................    32,834       1,261
  Europe.......................................    33,707       1,273
  Other Asia...................................     6,508          --
  Rest of the World............................     4,422          --
                                                 --------     -------
          Total................................  $169,016     $39,774
                                                 ========     =======
1997
  North America................................  $ 87,262
  Japan........................................    31,334
  Europe.......................................    31,536
  Other Asia...................................     4,673
  Rest of the World............................     4,369
                                                 --------
          Total................................  $159,174
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

11. OTHER STATEMENT OF OPERATIONS ITEMS

     In 1999, the Company recorded $2.5 million of restructuring expense associated with severance and other direct costs of terminating 65 employees ($1.8 million) and non-cash charges related to exiting the disk texturing system business ($0.7 million). At December 31, 1999, approximately $0.2 million of the severance and other direct costs had not been paid.

     Included in other operating expenses in the year ended December 31, 1997, was $1.7 million of legal expenses associated with a lawsuit which was settled in the second quarter of 1997. As a result of the settlement, the Company received $17.0 million of net proceeds which was included as other income in the year ended December 31, 1997.

     Also included in other operating expenses in the year ended December 31, 1997, was $14.1 million of compensation expense associated with certain stock options of two subsidiaries. The stock options for one subsidiary were modified so as to establish the measurement date and the amount of compensation expense the Company is required to record and, for the other subsidiary, were cancelled for a combination of cash and common stock of the Company. Accordingly, the Company does not expect to incur additional compensation

                          SPECTRA-PHYSICS LASERS, INC.

expense relating to these stock options in the future. In the fourth quarter of 1997, the Company paid approximately $14.9 million and issued 408,043 shares of common stock to cancel the stock options of the second subsidiary. The cash payments were funded through an equity contribution by SPAB.

12. UNAUDITED QUARTERLY FINANCIAL DATA

     The following is a summary of quarterly financial results (in thousands except per share amounts):

                                                  QUARTER ENDED
                                --------------------------------------------------
                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                --------    -------    ------------    -----------
1999:
  Net sales...................  $31,081     $34,901      $34,149         $41,179
  Gross margin................    9,921      13,150        8,104          15,513
  Net income..................   (1,880)        255       (3,775)          1,552
  Net income per share:
     Basic....................    (0.12)      (0.02)       (0.23)           0.10
     Diluted..................    (0.12)      (0.02)       (0.23)           0.09
1998:
  Net sales...................  $43,606     $40,227      $39,731         $45,452
  Gross margin................   16,586      15,739       15,157          17,810
  Net income..................    2,116       1,937        2,261           3,333
  Net income per share:
     Basic....................     0.13        0.12         0.14            0.21
     Diluted..................     0.13        0.12         0.14            0.21
1997:
  Net sales...................  $35,080     $38,368      $39,613         $46,113
  Gross margin................   12,545      14,618       14,720          18,519
  Net income (loss)...........   (3,963)     13,470       20,725           3,629
  Pro forma net income (loss)
     per share:
     Basic....................    (0.30)       1.04         1.59            0.27
     Diluted..................    (0.30)       1.04         1.59            0.26

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Spectra-Physics Lasers, Inc.

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Spectra-Physics Lasers, Inc. as of and for the year ended December 31, 1999 included in this Form 10-K and have issued our report thereon dated January 18, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a)2 herein is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein as of and for the year ended December 31, 1999 in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
San Jose, California
January 18, 2000

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Spectra-Physics Lasers, Inc.:

     Our audits of the consolidated financial statements of Spectra-Physics Lasers, Inc. referred to in our report dated January 22, 1999 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K for the years ended December 31, 1998 and 1997. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 1998 and 1997 when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
San Jose, California
January 22, 1999

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                      BALANCE                                BALANCE
                                                        AT                                     AT
                                                     BEGINNING                               END OF
                                                      OF YEAR     ADDITIONS    DEDUCTIONS     YEAR
                                                     ---------    ---------    ----------    -------
Allowance for Doubtful Accounts:
  December 31, 1999................................   $  405       $1,408       $  (560)     $1,253
  December 31, 1998................................      540           --          (135)        405
  December 31, 1997................................      361          179            --         540
Warranty Reserves:
  December 31, 1999................................   $2,997       $2,968       $(3,617)     $2,348
  December 31, 1998................................    2,802        2,980        (2,785)      2,997
  December 31, 1997................................    2,433        3,437        (3,068)      2,802

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 23.1      Consent of PricewaterhouseCoopers LLP
 23.2      Consent of Arthur Andersen L.L.P.
 27.1      Financial Data Schedule