Form 10-Q
period 2000-03-31
SPECTRA PHYSICS LASERS INC
filed 2000-05-10
CIK 1047385

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the Registrant's common stock, par value $0.01 per share, at March 31, 2000 was 16,558,164 shares.

================================================================================

                          SPECTRA-PHYSICS LASERS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                 PAGE
                                                                                 ----
 Part I  Financial information

 Item 1. Financial statements and supplementary data:

         (a)  Consolidated Balance Sheet at March 31, 2000 and December 31,        3
              1999

         (b)  Consolidated  Statement of Operations for the three months ended
              March 31, 2000 and 1999                                              4

         (c)  Consolidated  Statement of Cash Flows for the three months ended
              March 31, 2000 and 1999                                              5

         (d)  Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and           9
         Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk               18

Part II  Other Information                                                        19

         Signatures                                                               22

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SPECTRA-PHYSICS LASERS, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                        MARCH 31,    DECEMBER 31,
                                                           2000          1999
                                                       -----------   ------------
                                                       (UNAUDITED)    (SEE NOTE)
ASSETS
Current assets:
  Cash and cash equivalents                             $  24,345     $  23,278
  Accounts receivable                                      36,731        38,246
  Inventories                                              30,405        26,582
  Deferred tax assets                                       9,657         9,657
  Prepaid expenses and other current assets                 5,505         5,906
                                                        ---------     ---------
          Total current assets                            106,643       103,669
                                                        ---------     ---------
Property, plant and equipment, net                         42,950        42,015
Intangible assets, net                                      1,712         1,794
Other assets                                                3,229         4,800
                                                        ---------     ---------
          Total assets                                  $ 154,534     $ 152,278
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $   9,318     $  10,015
  Borrowings under credit facilities                       12,878        13,655
  Accrued and other current liabilities                    20,812        22,053
                                                        ---------     ---------
          Total current liabilities                        43,008        45,723
Long-term liabilities                                       1,117         1,093

Commitments and contingencies

Stockholders' equity:
  Common stock                                                166           162
  Additional paid-in capital                              102,134        98,320
  Retained earnings                                        10,130         9,428
  Accumulated other comprehensive income (loss)            (2,021)       (2,448)
                                                        ---------     ---------
          Total stockholders' equity                      110,409       105,462
                                                        ---------     ---------
          Total liabilities and stockholders' equity    $ 154,534     $ 152,278
                                                        =========     =========

      Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                --------------------
                                                  2000        1999
                                                --------    --------
Net sales ..................................    $ 37,268    $ 31,081
Cost of products sold ......................      22,633      21,160
                                                --------    --------
      Gross margin .........................      14,635       9,921
                                                --------    --------

Operating expenses:
    Research and development ...............       5,499       4,151
    Selling, general and administrative ....       8,397       8,510
    Restructuring ..........................          --         468
                                                --------    --------
      Total operating expenses .............      13,896      13,129
                                                --------    --------
      Operating income (loss) ..............         739      (3,208)
                                                --------    --------
Other income (expense):
    Interest income ........................         238         218
    Foreign currency gain (loss) ...........         155         (43)
                                                --------    --------
      Total other income ...................         393         175
                                                --------    --------
      Income (loss) before income taxes ....       1,132      (3,033)
Income tax expense (benefit) ...............         430      (1,153)
                                                --------    --------
      Net income (loss) ....................    $    702    $ (1,880)
                                                ========    ========
Net income (loss) per share:
    Basic ..................................    $   0.04    $  (0.12)

    Diluted ................................    $   0.04    $  (0.12)

Shares used in computing net
  income (loss) per share:
    Basic ..................................      16,464      16,168
    Diluted ................................      17,354      16,168

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ---------------------
                                                                      2000         1999
                                                                    --------     --------
OPERATING ACTIVITIES
Net income (loss) ..............................................    $    702     $ (1,880)
Adjustments to reconcile net income (loss) to
  cash provided by (used in) operating activities:
  Depreciation and amortization ................................       1,828        1,576
Changes in operating assets and liabilities:
    Accounts receivable ........................................       3,133        8,163
    Inventories ................................................      (3,823)      (3,346)
    Prepaid expenses and other current assets ..................         400       (2,520)
    Accounts payable ...........................................        (697)      (1,591)
    Accrued and other current liabilities ......................        (373)      (4,665)
                                                                    --------     --------
      Total cash provided by (used in) operating activities ....       1,170       (4,263)
                                                                    --------     --------

INVESTING ACTIVITIES
Purchases of property, plant and equipment .....................      (2,711)      (2,310)
Other ..........................................................        (147)        (114)
                                                                    --------     --------
      Total cash used in investing activities ..................      (2,858)      (2,424)
                                                                    --------     --------

FINANCING ACTIVITIES
Net borrowings (payments) under credit facilities ..............        (777)      (1,641)
Net proceeds from issuance of common stock .....................       3,818           --
                                                                    --------     --------
      Total cash provided by (used in) financing activities ....       3,041       (1,641)
                                                                    --------     --------
Effect of changes in foreign currency exchange rates ...........        (286)        (504)
                                                                    --------     --------
          Increase (decrease) in cash and cash equivalents .....       1,067       (8,832)
Cash and cash equivalents at beginning of year .................      23,278       34,620
                                                                    --------     --------
Cash and cash equivalents at end of period .....................    $ 24,345     $ 25,788
                                                                    ========     ========

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      Spectra-Physics Lasers, Inc. (the "Company") designs, develops, manufactures and distributes lasers, laser systems and optics for the industrial, original equipment manufacturer ("OEM"), and research and development markets.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Friday of the thirteenth week of the quarter. For presentation purposes, the financial statements reflect the calendar month-end date.

2.    RECENT ACCOUNTING PRONOUNCEMENT

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein in the second quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting. The Company has not yet completed the analysis to determine the effect that SAB 101 will have on its financial statements.

3.    INVENTORIES

      Inventories consisted of the following (in thousands):

                                                  MARCH 31,   DECEMBER 31,
                                                     2000         1999
                                                  ---------   ------------
Raw material ................................      $15,357      $15,277
Work in process .............................        6,071        3,482
Finished goods ..............................        8,977        7,823
                                                   -------      -------
                                                   $30,405      $26,582
                                                   =======      =======

4.    NET INCOME (LOSS) PER SHARE

      Statement of Financial Accounting Standards (SFAS) No. 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. Diluted net loss per share does not include certain incremental common shares issuable upon the exercise of stock options as they were anti-dilutive. Approximately 0.1 million and 2.1 million options to acquire shares of common stock were excluded from the calculation of diluted net income (loss) per share for the three months ended March 31, 2000 and 1999, respectively, as they were antidilutive.

   The following table presents the calculation of basic and diluted net income
(loss) per share as required under SFAS No. 128 (in thousands, except per share data):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ----------------------
                                                      2000          1999
                                                    --------      --------
Numerator:
  Net Income (Loss) ..........................      $    702      $ (1,880)
                                                    ========      ========
Denominator:
  Denominator For Basic Net Income (Loss)
  Per Share:
     Weighted Average Shares .................        16,464        16,168
  Effect Of Dilutive Securities:
     Employee Stock Options ..................           890            --
                                                    --------      --------
  Denominator for diluted net
     income (loss) per share .................        17,354        16,168
                                                    ========      ========

Net income (loss) per share -- Basic .........      $   0.04      $  (0.12)
Net income (loss) per share -- Diluted .......      $   0.04      $  (0.12)

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

      Comprehensive income (loss) was as follows (in thousands):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ---------------------
                                                      2000          1999
                                                    -------       -------
Net income (loss) ............................      $   702       $(1,880)
Foreign currency translation adjustments .....         (430)         (748)
Unrealized gain (loss) on forward foreign
  currency contracts, net of income taxes ....          857         1,237
                                                    -------       -------
Total comprehensive income (loss) ............      $ 1,129       $(1,391)
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

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH OF THE REPORTABLE SEGMENT DERIVES ITS REVENUES

      The Company has five reportable segments: Passive Components (PC) business unit; the Industrial and Scientific Lasers (ISL) business unit; the Original Equipment Manufacturer (OEM) business unit; Opto Power Corporation (OPC); and Spectra-Physics Distribution (SPD) business unit. PC designs and manufactures optics, thin films, and fabricated parts for all operating units within the Company and external customers. ISL designs, markets and manufactures high power semiconductor-based and conventional lasers for the industrial and scientific markets. ISL also designs, manufactures, and markets low power laser sources and beam delivery systems for OEM products in the industrial and medical instrumentation markets. OEM designs, markets and manufactures high power semiconductor-based lasers for various OEM markets. OPC designs, markets and manufactures high power semiconductor lasers. SPD is the Company's worldwide sales, service and support organization. Certain 1999 segment information has been reclassified to conform to the 2000 presentation.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

      The Company evaluates performance and allocates resources based on Earnings Before Interest and Taxes (EBIT). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      Intersegment sales and transfers are recorded at intercompany transfer prices which approximate sales as if conducted on an arm's length basis.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

      The Company's reportable segments are business units that are, except for SPD, organized primarily by technology (for example, high power semiconductor lasers, semiconductor laser pumped solid state lasers, ultrafast lasers, and optics.) The reportable segments are each managed separately because they manufacture and distribute distinct products based on different technology and different production methods.

Information about segments (in thousands):

                                                                                                    ALL
                                             PC         ISL       OEM        OPC         SPD       OTHERS      TOTAL
                                          --------    -------   -------   --------    --------    -------    ---------
Three months ended March 31, 2000:

  Net sales to external customers .....   $     94    $    --   $    --   $  1,115    $ 36,033    $    26    $  37,268

  Intersegment net sales ..............      4,849     19,100    13,608      5,791          --         --       43,348

  Segment EBIT ........................       (338)     3,155     3,486       (425)     (1,634)        --        4,244

  Segment assets ......................     14,298     32,459    14,602     34,362      68,923         --      164,644

Three months ended March 31, 1999:

  Net sales to external customers .....   $    185    $    --   $    --   $  1,964    $ 28,451    $   481    $  31,081

  Intersegment net sales ..............      3,547     18,125     7,603      3,265          --         --       32,540

  Segment EBIT ........................       (307)     3,394       648       (954)     (2,441)      (527)        (187)

  Segment assets ......................     12,558     28,403     9,478     37,201      57,676      2,769      148,085

Reconciliation of segment information to financial statements (in thousands):

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
Net Sales:
Total external sales for reportable segments ...............      $ 37,242       $ 30,600
Intersegment sales for reportable segments .................        43,348         32,540
Other sales ................................................            26            481
Elimination of intersegment sales ..........................       (43,348)       (32,540)
                                                                  --------       --------
   Total consolidated net sales ............................      $ 37,268       $ 31,081
                                                                  ========       ========

Income (loss) before income taxes:
Total EBIT for reportable segments .........................      $  4,244       $    340
Other EBIT .................................................            --           (527)
Corporate expenses .........................................        (1,314)        (1,253)
Other expenses not allocated to segments ...................        (2,191)        (1,300)
Restructuring ..............................................            --           (468)
Interest income ............................................           238            218
Foreign currency gain ......................................           155            (43)
                                                                  --------       --------
   Total consolidated income (loss) before income taxes ....      $  1,132       $ (3,033)
                                                                  ========       ========

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

OVERVIEW

      The Company is a leader in the design, development, manufacture and distribution of lasers, laser systems and optics for a broad range of markets. Thermo Instrument Systems Inc. (TIS), a company whose common stock is traded on the American Stock Exchange and a subsidiary of Thermo Electron Corporation, indirectly owned approximately 78.5% of the Company's outstanding common stock on March 31, 2000. Prior to its acquisition by TIS in February 1999, Spectra-Physics AB, a Swedish company, beneficially owned approximately 80% of the Company's outstanding common stock.

      Net sales for products are recognized upon shipment. The Company derives its revenue primarily from the sale of high power semiconductor-based and conventional lasers and laser systems and optics. High power semiconductor-based lasers and laser systems are sold into the OEM/industrial market and research and development market. The OEM/industrial market is characterized by unit sales, with varying prices, in volumes of as much as several thousand units. Conventional lasers are primarily sold into the research and development market. This market is typically characterized by the sale of single units and systems with prices that range from approximately $3,000 to $500,000. Sales in this market have historically varied from quarter to quarter due to seasonal fluctuations and governmental spending patterns. Optics are sold in varying units and per unit prices in telecommunications, computer and micro-electronics manufacturing, industrial manufacturing, medical and image recording markets. Over the last several years, a growing proportion of the Company's total net sales and most of its sales growth have generally been from high power semiconductor-based lasers.

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

      The Company spends a significant amount of resources on research and development. In fiscal 1999 and the first quarter of fiscal 2000, the Company focused much of these resources on high power semiconductor-based lasers and optics for the telecommunications market. The Company expects to continue to spend substantial resources in developing high power semiconductor-based lasers and optics for the telecommunications market in addition to making focused research and development expenditures to maintain its leadership position in its other markets.

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

      The Company has five reportable segments: Passive Components (PC) business unit; the Industrial and Scientific Lasers (ISL) business unit; the Original Equipment Manufacturer (OEM) business unit; Opto Power Corporation (OPC); and Spectra-Physics Distribution (SPD) business unit. PC designs and manufactures optics, thin films and fabricated parts for all operating units within the Company and external customers. ISL designs, markets and manufactures high power semiconductor-based and conventional lasers for the industrial and scientific markets. ISL also designs, manufactures and markets low power laser sources and beam delivery systems for OEM products in the industrial and medical instrumentation markets. OEM designs, markets and manufactures high power semiconductor-based lasers for various OEM markets. OPC designs, markets and manufactures high power semiconductor lasers. SPD is the Company's worldwide sales, service and support organization. Reference is made to Footnote 7 of the Consolidated Financial Statements included in the 1999 Annual Report on Form 10-K for disclosures of certain financial information related to the reportable segments.

RESULTS OF OPERATIONS

      The following tables set forth, for the periods indicated, the Company's results of operations in dollar terms and as a percentage of net sales and the percent change from 1999 to 2000:

                                                                         PERCENT OF
                                                                          NET SALES
                                                THREE MONTHS ENDED    THREE MONTHS ENDED   PERCENT
                                                      MARCH 31,            MARCH 31,       CHANGE
                                                -------------------   ------------------   2000 TO
                                                  2000        1999      2000      1999      1999
                                                -------    --------   -------    -------   -------
Net sales ..................................    $37,268    $ 31,081    100.0%    100.0%     19.9%
Cost of products sold ......................     22,633      21,160     60.7%     68.1%      7.0%
                                                -------    --------    -----     -----      ----
    Gross margin ...........................     14,635       9,921     39.3%     31.9%     47.5%
                                                -------    --------    -----     -----      ----
Operating expenses:
  Research and development .................      5,499       4,151     14.8%     13.4%     32.5%
  Selling, general and administrative ......      8,397       8,510     22.5%     27.4%     -1.3%
  Restructuring ............................         --         468       --       1.5%   -100.0%
                                                -------    --------    -----     -----      ----
    Total operating expenses ...............     13,896      13,129     37.3%     42.2%      5.8%
                                                -------    --------    -----     -----      ----
    Operating income (loss) ................        739      (3,208)     2.0%    -10.3%       NM
                                                -------    --------    -----     -----      ----

Other income (expense):
  Interest income ..........................        238         218      0.6%      0.7%      9.2%
  Foreign currency gain (loss) .............        155         (43)     0.4%     -0.1%       NM
                                                -------    --------    -----     -----      ----
    Total other income .....................        393         175      1.0%      0.6%    124.6%
                                                -------    --------    -----     -----      ----
    Income (loss) before income taxes ......      1,132      (3,033)     3.0%     -9.7%       NM
Income tax expense (benefit) ...............        430      (1,153)     1.1%     -3.7%       NM
                                                -------    --------    -----     -----      ----
    Net income (loss) ......................    $   702    $ (1,880)     1.9%     -6.0%       NM
                                                =======    ========    =====     =====      ====

NM -- not meaningful

Three Months Ended March 31, 2000 and 1999

Net sales

      Net sales were $37.3 million and $31.1 million in the three months ended March 31, 2000 and 1999, respectively, representing an increase of 19.9%. Net sales for the three months ended March 31, 2000, calculated using foreign currency exchange rates for the same period in 1999, increased 19.3%. For the three months ended March 31, 2000 compared to the three months ended March 31, 1999, sales of high power semiconductor-based lasers and optics increased 41% and 17%, respectively, and sales of conventional products decreased 9%. The principal reason for the decrease in sales of conventional products is the continued shift of sales of conventional products to high power semiconductor-based products. Sales of high power semiconductor-based lasers also increased as a result of improvements in the Company's principal markets, particularly computer and microelectronic manufacturing and image recording.

Net Sales in the following geographic markets were:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                --------------------
                                                  2000         1999
                                                -------      -------
                                                   (IN THOUSANDS)
            North America ................      $17,525      $12,384
            Japan ........................       10,892        9,634
            Europe .......................        6,044        7,129
            Other Asia ...................        1,575        1,238
            Rest of the World ............        1,232          696
                                                -------      -------
                                                $37,268      $31,081
                                                =======      =======

      Net sales for the three months ended March 31, 2000 at actual currency exchange rates increased 41.5% for North America, 13.1% for Japan, 27.2% for Other Asia, and 77.0% for Rest of the World, and decreased 15.2% for Europe. Net sales for the three months ended March 31, 2000, calculated using foreign currency exchange rates for the same period in 1999, increased 41.5% for North America, 3.8% for Japan, 27.2% for Other Asia and 77.0% for Rest of the World, and decreased 6.1% for Europe.

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

      Gross margin was $14.6 million and $9.9 million for the three months ended March 31, 2000 and 1999, respectively, representing a increase of 47.5%. As a percentage of net sales, gross margin was 39.3% and 31.9% in the three months ended March 31, 2000 and 1999, respectively. The principal reason for the increase in gross margin as a percentage of net sales was favorable product mix and overhead absorption resulting from increased sales.

Operating expenses

      Operating expenses totaled $13.9 million and $13.1 million in the three months ended March 31, 2000 and 1999, respectively, representing an increase of 5.8%. As a percentage of net sales, operating expenses were 37.3% and 42.2% in the three months ended March 31, 2000 and 1999, respectively. Included in operating expenses for the three months ended March 31, 1999 were restructuring costs of $0.5 million. Excluding such restructuring costs, operating expenses for the three months ended March 31, 1999 were 40.7% of sales and were 9.8% lower than for the three months ended March 31, 2000.

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

      Research and development expenses totaled $5.5 million and $4.2 million for the three months ended March 31, 2000 and 1999, respectively, representing a increase of 32.5%. As a percentage of net sales, research and development expenses were 14.8% and 13.4% in the three months ended March 31, 2000 and 1999, respectively. Most of the increase represented spending to develop active and passive products for the telecommunications market.

      Selling, general and administrative expenses include the expenses of the Company's sales and support subsidiaries in the United Kingdom, France, Germany, the Netherlands and Japan as well as the Company's North American sales and support organization, and other administrative expenses such as legal and accounting.

      Selling, general and administrative expenses totaled $8.4 million and $8.5 million for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of 1.3%. As a percentage of net sales, selling, general and administrative expenses were 22.5% and 27.4% in the three months ended March 31, 2000 and 1999, respectively.

Interest income

      Interest income totaled $0.2 million and $0.2 million in the three months ended March 31, 2000 and 1999, respectively. Interest income was earned on the Company's invested cash and cash equivalents.

Foreign currency gain (loss)

      At March 31, 2000, the Company had contracts for the sale of foreign currencies and the purchase of U.S. dollars totaling $35.9 million. At March 31, 2000, the Company had deferred losses relating to its foreign currency contracts of approximately $0.1 million (net of income taxes), substantially all of which is expected to be recognized in income over the next nine months.

      The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of March 31, 2000. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements.

The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within nine months.

      Foreign currency spot/forward contracts (in thousands, except average contract rates):

                                                            AVERAGE
                                           NOTIONAL         CONTRACT
                                            AMOUNT            RATE
                                           --------         --------
            Japanese Yen ..............    $ 23,544          103.95
            British Pound Sterling ....       2,471            0.62
            German Marks ..............       5,854            1.87
            Netherland Guilder ........       1,283            2.07
            French Franc ..............       2,289            6.26
            Australian Dollar .........         414            0.62
                                           --------
                                           $ 35,855
                                           ========
            Estimated fair value ......    $    (57)(*)
                                           ========

(*) The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

      During the three months ended March 31, 2000, the Company recorded a foreign currency gain of $0.2 million, principally related to net gains recognized as a result of foreign exchange rate movements on unhedged accounts receivable.

Income tax expense

      Income taxes have been provided in the financial statements as if the Company were a separate taxable entity.

      The Company's effective tax rate is 38% of pre tax income (loss). During the three months ended March 31, 2000 the Company recognized income tax expense of $0.4 million. During the three months ended March 31,1999, an income tax benefit of $1.2 million was recorded.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, the Company had working capital of $63.6 million, including cash and cash equivalents of $24.3 million, compared to working capital at December 31, 1999 of $57.9 million, including cash and cash equivalents of $23.3 million.

      Cash provided by operating activities was $1.2 million in the three months ended March 31, 2000, and cash used in operating activities was $4.3 million in the three months ended March 31, 1999. Cash used in investing activities, primarily purchases of property, plant and equipment, was $2.9 million and $2.4 million in the three months ended March 31, 2000 and 1999, respectively. Cash provided by financing activities was $3.0 million in the three months ended March 31, 2000. Cash used in financing activities was $1.6 million in the three months ended March 31, 1999. During the three months ended March 31, 2000, financing activities included $3.8 million from the issuance of common stock upon the exercise of stock options. The effect of foreign currency exchange rate changes on cash was $0.3 million and $0.5 million in the three months ended March 31, 2000 and 1999, respectively.

      These activities resulted in an increase in cash and cash equivalents of $1.1 million in the three months ended March 31, 2000 and a decrease in cash and cash equivalents of $8.8 million in the three months ended March 31, 1999.

      The Company has unsecured short-term credit facilities with several banks in Japan. The facilities allow aggregate borrowings of 1.3 billion Yen and bear interest at 1.625% per annum. At March 31, 2000 and December 31, 1999 there were approximately $12.9 million and $13.7 million, respectively, of borrowings outstanding under these facilities. The Company's foreign subsidiaries other than Japan have credit facilities aggregating $3.7 million, none of which was outstanding as of March 31, 2000. The Company also has available in the U.S. a committed, unsecured credit facility aggregating $15.0 million with a bank which expires in December 2000. From time to time, the amount available under all credit facilities may be reduced by the amount of performance bonds outstanding guaranteed by the applicable bank to the Company's customers, foreign currency contracts outstanding with the applicable bank or similar arrangements.

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

      With regard to information systems, through March 31, 2000, the euro had no material impact on the Company's information systems. The Company believes the euro will have no material impact on its systems in 2000. Furthermore, the Company's review indicates that the Company's information systems can operate in the "euro only" environment in 2002. As that date gets closer the Company expects to conduct another survey concerning the euro's impact on information systems.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There has been no material change in the Company's exposure to market risk since December 31, 1999. See Spectra-Physics Lasers, Inc.'s Annual Report on Form 10-K dated December 31, 1999.

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

      Since 1984, the Company's facilities in Mountain View, California ("Mountain View Site") have been undergoing investigation and remediation in response to past releases of industrial solvents to the soil and groundwater. In addition, the impacted groundwater has migrated to what is referred to as the North Bayshore Area. As a result of these past releases, the Mountain View Site and other neighboring sites are listed on the NPL or the Superfund List under CERCLA. The Company is subject to Orders that require the Company to perform remediation on-site and off-site and investigate other potentially responsible parties. Pursuant to the Orders and other orders issued to other responsible parties, the Company and other responsible parties are jointly performing and funding remediation which includes soil vapor extraction and groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the Order are in place, and consequently the initial capital expenses for such systems have been incurred. As of November 1999, the Company had been granted approval to shut down two of its extraction wells in the North Bayshore Extraction System (NBES) and also to shut down two soil vapor extraction systems (on site) by the Regional Water Quality Control Board (RWQCB). Since the granting of the approvals, both wells and both soil vapor extraction systems have been shut down.

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

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Spectra-Physics Lasers, Inc.

Date: May 1, 2000                                  /s/ PATRICK L. EDSELL
                                           -------------------------------------
                                                     Patrick L. Edsell
                                               Chairman, President and Chief
                                                     Executive Officer

Date: May 1, 2000                                     /s/ SETH HALIO
                                          --------------------------------------
                                                        Seth Halio
                                          Vice President, Finance, and Treasurer
                                               (Principal Financial Officer)

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