Form 10-Q
period 2000-06-30
SPECTRA PHYSICS LASERS INC
filed 2000-08-10
CIK 1047385

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's common stock, par value $0.01 per share, at June 30, 2000 was 16,595,265 shares.

================================================================================

                          SPECTRA-PHYSICS LASERS, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----
Part I Financial information
Item 1. Financial statements and supplementary data:
      (a) Consolidated Balance Sheets at June 30, 2000 and December 31, 1999...................................... 3
      (b) Consolidated  Statements of Operations for the three and six months ended June 30, 2000 and 1999........ 4
      (c) Consolidated  Statements of Cash Flows for the six months ended June 30, 2000 and 1999.................. 5
      (d) Notes to Consolidated Financial Statements.............................................................. 6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................................16
Part II  Other Information........................................................................................17
         Signatures...............................................................................................20

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SPECTRA-PHYSICS LASERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         JUNE 30,      DECEMBER 31,
                                                                           2000           1999
                                                                       -----------     -----------
                                                                       (UNAUDITED)      (SEE NOTE)
        ASSETS
        Current assets:
          Cash and cash equivalents ..............................      $  15,792       $  23,278
          Accounts receivable, net ...............................         39,155          38,246
          Inventories ............................................         34,697          26,582
          Deferred tax assets ....................................          9,657           9,657
          Prepaid expenses and other current assets ..............          7,379           5,906
                                                                        ---------       ---------
                  Total current assets ...........................        106,680         103,669
                                                                        ---------       ---------
        Property, plant and equipment, net .......................         45,588          42,015
        Intangible assets, net ...................................          2,230           1,794
        Other assets .............................................          3,017           4,799
                                                                        ---------       ---------
                  Total assets ...................................      $ 157,515       $ 152,277
                                                                        =========       =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable .......................................      $   9,362       $  10,015
          Borrowings under credit facilities .....................         14,131          13,655
          Accrued and other current liabilities ..................         20,428          22,052
                                                                        ---------       ---------
                  Total current liabilities ......................         43,921          45,722
        Long-term liabilities ....................................          1,137           1,093
        Commitments and contingencies
        Stockholders' equity:
          Common stock ...........................................            166             162
          Additional paid-in capital .............................        102,499          98,320
          Retained earnings ......................................         11,291           9,428
          Accumulated other comprehensive income (loss) ..........         (1,499)         (2,448)
                                                                        ---------       ---------
                  Total stockholders' equity .....................        112,457         105,462
                                                                        ---------       ---------
                  Total liabilities and stockholders' equity .....      $ 157,515       $ 152,277
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

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                 JUNE 30,                   JUNE 30,
                                                                        -----------------------      -----------------------
                                                                          2000           1999          2000           1999
                                                                        --------       --------      --------       --------
        Net sales ................................................      $ 42,349       $ 34,901      $ 79,617       $ 65,982
        Cost of products sold ....................................        25,777         21,751        48,410         42,911
                                                                        --------       --------      --------       --------
            Gross margin .........................................        16,572         13,150        31,207         23,071
                                                                        --------       --------      --------       --------
        Operating expenses:
          Research and development ...............................         6,081          4,234        11,580          8,385
          Selling, general and administrative ....................         9,246          8,820        17,643         17,330
          Restructuring ..........................................          (115)            73          (115)           541
                                                                        --------       --------      --------       --------
            Total operating expenses .............................        15,212         13,127        29,108         26,256
                                                                        --------       --------      --------       --------
            Operating income (loss) ..............................         1,360             23         2,099         (3,185)
                                                                        --------       --------      --------       --------
        Other income (expense):
          Interest income ........................................           244            233           482            451
          Foreign currency gain ..................................           189            156           344            113
                                                                        --------       --------      --------       --------
            Total other income ...................................           433            389           826            564
                                                                        --------       --------      --------       --------
            Income (loss) before income taxes ....................         1,793            412         2,925         (2,621)
        Income tax provision (benefit) ...........................           632            157         1,062           (996)
                                                                        --------       --------      --------       --------
            Net income (loss) ....................................      $  1,161       $    255      $  1,863       $ (1,625)
                                                                        ========       ========      ========       ========
        Net income (loss) per share:
          Basic ..................................................      $   0.07       $   0.02      $   0.11       $  (0.10)
          Diluted ................................................      $   0.07       $   0.02      $   0.11       $  (0.10)
        Shares used in computing net income (loss) per share:
          Basic ..................................................        16,579         16,168        16,522         16,168
          Diluted ................................................        17,376         16,168        17,365         16,168

                       See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            -----------------------
                                                                              2000           1999
                                                                            --------       --------
        OPERATING ACTIVITIES
        Net income (loss) ............................................      $  1,863       $ (1,625)
        Adjustments to reconcile net income (loss) to cash used in operating activities:
          Depreciation and amortization ..............................         3,644          3,157
        Changes in operating assets and liabilities:
             Accounts receivable .....................................           991         11,224
             Inventories .............................................        (8,115)        (4,066)
             Prepaid expenses and other current assets ...............        (1,473)        (2,496)
             Accounts payable ........................................          (653)        (1,341)
             Accrued and other current liabilities ...................          (108)        (5,098)
                                                                            --------       --------
              Total cash used in operating activities ................        (3,851)          (245)
                                                                            --------       --------

        INVESTING ACTIVITIES
        Payments for intangible assets ...............................          (600)            --
        Purchases of property, plant and equipment ...................        (7,122)        (6,645)
        Other ........................................................           (17)           (45)
                                                                            --------       --------
              Total cash used in investing activities ................        (7,739)        (6,690)
                                                                            --------       --------
        FINANCING ACTIVITIES
        Net borrowings under credit facilities .......................           476         (3,256)
        Stock option exercises .......................................         4,183             --
                                                                            --------       --------
              Total cash provided by (used in) financing activities ..         4,659         (3,256)
                                                                            --------       --------
        Effect of changes in foreign currency exchange rates .........          (555)          (782)
                                                                            --------       --------
                  Decrease in cash and cash equivalents ..............        (7,486)       (10,973)
        Cash and cash equivalents at beginning of year ...............        23,278         34,620
                                                                            --------       --------
        Cash and cash equivalents at end of period ...................      $ 15,792       $ 23,647
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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Friday of the thirteenth week of each quarter. For presentation purposes, the financial statements reflect the calendar month-end date.


2. RECENT ACCOUNTING PRONOUNCEMENT

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 includes requirements for recognizing shipments as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the fourth quarter of calendar 2000. The Company has not yet completed its analysis to determine the effect that SAB 101 will have on its financial statements.


3. INVENTORIES

        Inventories consisted of the following (in thousands):

                                              JUNE 30,    DECEMBER 31,
                                                2000         1999
                                              --------    -----------
        Raw material ...................      $13,748      $15,277
        Work in process ................        9,692        3,482
        Finished goods .................       11,257        7,823
                                              -------      -------
                                              $34,697      $26,582
                                              =======      =======


4. NET INCOME (LOSS) PER SHARE

        Statement of Financial Accounting Standards (SFAS) No. 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. Diluted net loss per share does not include such incremental common shares issuable upon the exercise of stock options as they were anti-dilutive. Approximately 0.2 million and 0.1 million options to acquire shares of common stock were excluded from the calculation of diluted net income (loss) per share for the three and six months ended June 30, 2000, respectively, as they were antidilutive. Stock options granted by subsidiaries of the Company were not included in the calculation of net income (loss) per share as they were anti-dilutive.

        The following table presents the calculation of basic and diluted net income (loss) per share as required under SFAS No. 128 (in thousands, except per share data):

                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                               JUNE 30,                    JUNE 30,
                                                                        ----------------------      ----------------------
                                                                          2000          1999          2000          1999
                                                                        --------      --------      --------      --------
        Numerator:
          Net income (loss) ......................................      $  1,161      $    255      $  1,863      $ (1,625)
                                                                        ========      ========      ========      ========
        Denominator:
          Denominator for basic net income (loss) per share:
             Weighted average shares .............................        16,579        16,168        16,522        16,168
          Effect of dilutive securities:
             Employee stock options ..............................           797            --           843            --
                                                                        --------      --------      --------      --------
          Denominator for diluted net
             income (loss) per share .............................        17,376        16,168        17,365        16,168
                                                                        ========      ========      ========      ========
        Net income (loss) per share -- Basic .....................      $   0.07      $   0.02      $   0.11      $  (0.10)
        Net income (loss) per share -- Diluted ...................      $   0.07      $   0.02      $   0.11      $  (0.10)

5. COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) was as follows (in thousand):

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                             ---------------------       ---------------------
                                                              2000          1999          2000          1999
                                                             -------       -------       -------       -------
        Net income (loss) .............................      $ 1,161       $   255       $ 1,863       ($1,625)
        Foreign currency translation adjustments ......         (125)         (437)         (555)       (1,185)
        Unrealized gain on forward foreign currency
          contracts, net of income taxes ..............          647            82         1,504         1,319
                                                             -------       -------       -------       -------
        Comprehensive income (loss)....................      $ 1,683       ($  100)      $ 2,812       ($1,491)
                                                             =======       =======       =======       =======

        Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consist of the cumulative foreign currency translation adjustments and net unrealized gains (losses) on forward foreign currency contracts.

6. ENVIRONMENTAL MATTERS

        See Part II., Item 1. Legal Proceedings

7. SEGMENT REPORTING

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

        Information about segments (in thousands):

                                                                                                                ALL
                                                  PC           ISL         OEM         OPC          SPD        OTHERS       TOTAL
                                               --------     --------    --------    --------     -------      --------     --------
      Three months ended June 30, 2000:
        Net sales to external customers ...    $     95     $     --    $     --    $    732     $ 41,701     $   (179)    $ 42,349
        Intersegment net sales ............       5,338       20,993      13,343       7,243           --           --       46,917
        Segment EBIT ......................      (1,255)       3,711       3,408        (214)      (3,648)        (179)       1,823
        Segment assets at June 30, 2000 ...      17,360       31,466      14,419      36,136       70,711           --      170,092
      Three months ended June 30, 1999:
        Net sales to external customers ...    $    218     $     --    $     --    $  1,844     $ 32,150     $    689     $ 34,901
        Intersegment net sales ............       3,318       18,076       7,043       4,629           --           --       33,066
        Segment EBIT ......................        (435)       3,589         713        (535)      (2,208)        (220)         904
        Segment assets at June 30, 1999 ...      12,668       27,297       9,118      36,855       58,959        2,345      147,242
      Six months ended June 30, 2000:
        Net sales to external customers ...    $    189     $     --    $     --    $  1,847     $ 77,734     $   (153)    $ 79,617
        Intersegment net sales ............      10,187       40,093      26,951      13,034           --           --       90,265
        Segment EBIT ......................      (1,593)       6,866       6,894        (639)      (6,841)        (515)       4,172
      Six months ended June 30, 1999:
        Net sales to external customers ...    $    403     $     --    $     --    $  3,808     $ 60,601     $  1,170     $ 65,982
        Intersegment net sales ............       6,865       36,201      14,646       7,894           --           --       65,606
        Segment EBIT ......................        (742)       6,983       1,361      (1,370)      (4,559)        (747)         926

Reconciliation of segment information to financial statements (in thousands):

                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                        -----------------------       -----------------------
                                                                          2000           1999           2000           1999
                                                                        --------       --------       --------       --------
        Net Sales:
        Total external sales for reportable segments .............      $ 42,528       $ 34,212       $ 79,770       $ 64,812
        Intersegment sales for reportable segments ...............        46,917         33,066         90,265         65,606
        Other sales ..............................................          (179)           689           (153)         1,170
        Elimination of intersegment sales ........................       (46,917)       (33,066)       (90,265)       (65,606)
                                                                        --------       --------       --------       --------
           Total consolidated net sales ..........................      $ 42,349       $ 34,901       $ 79,617       $ 65,982
                                                                        ========       ========       ========       ========
        Income (loss) before income taxes:
        Total EBIT for reportable segments .......................      $  2,002       $  1,124       $  4,687       $  1,673
        Other EBIT ...............................................          (179)          (220)          (515)          (747)
        Corporate expenses .......................................        (1,753)        (1,364)        (2,938)        (2,658)
        Other expenses not allocated to segments .................         1,175            556            750           (912)
        Restructuring ............................................           115            (73)           115           (541)
        Interest income ..........................................           244            233            482            451
        Foreign currency gain ....................................           189            156            344            113
                                                                        --------       --------       --------       --------
           Total consolidated income (loss) before income taxes ..      $  1,793       $    412       $  2,925       ($ 2,621)
                                                                        ========       ========       ========       ========

8. RESTRUCTURING CHARGE

        During 1999, the Company recorded $2.5 million of restructuring expense associated with severance and other direct costs of terminating 65 employees ($1.8 million) and non-cash charges related to exiting the disk texturing system business ($0.7 million), of which $0.5 million was recorded in the six months ended June 30, 1999. During the six months ended June 30, 2000, the Company reversed $0.1 million of unused excess restructuring reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

        Certain information in this quarterly report on Form 10-Q, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "look(s) forward to", "anticipates," or "hopeful," or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including sales initiatives and those described in the Risk Factors section of Item 1 of Spectra-Physics Lasers, Inc's (the "Company's") Annual Report on Form 10-K, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

OVERVIEW

        The Company is a leader in the design, development, manufacture and distribution of lasers, laser systems and optics for a broad range of markets. Thermo Electron Corporation beneficially owned approximately 78% of the Company's outstanding common stock as of June 30, 2000.

        Net sales for products are recognized upon shipment. The Company derives its revenue primarily from the sale of high power semiconductor-based and conventional lasers, laser systems and optics. High power semiconductor-based lasers and laser systems are sold into the OEM/industrial market and research and development market. The OEM/industrial market is characterized by unit sales, with varying prices, in volumes of as much as several thousand units. Conventional lasers are primarily sold into the research and development market. This market is typically characterized by the sale of single units and systems with prices that range from approximately $3,000 to $500,000. Sales in this market have historically varied from quarter to quarter due to seasonal fluctuations and governmental spending patterns. Optics are sold in varying units and per unit prices. Over the last several years, a growing proportion of the Company's total net sales and most of its sales growth have been from high power semiconductor-based lasers.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 includes requirements for recognizing shipments as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the fourth quarter of calendar 2000. The Company has not yet completed its analysis to determine the effect that SAB 101 will have on its financial statements.

        The Company's sales have shown a pattern in the last several years whereby the fiscal fourth quarter net sales represent a large portion of the Company's annual net sales and whereby the Company's first quarter net sales decline significantly compared to the fourth quarter of the prior fiscal year. The Company believes these sales patterns result in part because of seasonal sales pattern related to customers' fiscal years and in part from the Company's incentive compensation plan which compensates employees based on annual results. The Company recognizes that the non-linear pattern of its shipments leads to inefficiencies in asset and employee utilization. The Company is taking steps to mitigate this sales trend, but this pattern is likely to continue in the near term.

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

        The Company spends a significant amount of resources on research and development. In 2000 and 1999, the Company has focused much of these resources on high power semiconductor-based lasers and optics for the telecommunications market. The Company expects to continue to spend substantial resources in developing high power semiconductor-based lasers and optics for the telecommunications market while making focused research and development expenditures to maintain its leadership position in its other markets.

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

RESULTS OF OPERATIONS

        The following tables set forth, for the periods indicated, the Company's results of operations in dollar terms and as a percentage of net sales and the percent change from 1999 to 2000:

                                                                                     PERCENT OF
                                                                                      NET SALES           PERCENT
                                                      THREE MONTHS ENDED         THREE MONTHS ENDED        CHANGE
                                                            JUNE 30,                   JUNE 30,            2000 TO
                                                   -----------------------      --------------------      --------
                                                      2000           1999        2000          1999         1999
                                                   --------       --------      ------        ------       ------
        Net sales ...........................      $ 42,349       $ 34,901       100.0%        100.0%        21.3%
        Cost of products sold ...............        25,777         21,751        60.9%         62.3%        18.5%
                                                   --------       --------      ------        ------       ------
            Gross margin ....................        16,572         13,150        39.1%         37.7%        26.0%
                                                   --------       --------      ------        ------       ------
        Operating expenses:
          Research and development ..........         6,081          4,234        14.4%         12.1%        43.6%
          Selling, general and administrative         9,246          8,820        21.8%         25.3%         4.8%
          Restructuring .....................          (115)            73        (0.3)%         0.2%          NM
                                                   --------       --------      ------        ------       ------
            Total operating expenses ........        15,212         13,127        35.9%         37.6%        15.9%
                                                   --------       --------      ------        ------       ------
            Operating income ................         1,360             23         3.2%          0.1%      5813.0%
                                                   --------       --------      ------        ------       ------
        Other income (expense):
          Interest income ...................           244            233         0.6%          0.7%         4.7%
          Foreign currency gain .............           189            156         0.4%          0.4%        21.2%
                                                   --------       --------      ------        ------       ------
            Total other income ..............           433            389         1.0%          1.1%        11.3%
                                                   --------       --------      ------        ------       ------
            Income before income taxes ......         1,793            412         4.2%          1.2%       335.2%
        Income tax provision ................           632            157         1.5%          0.5%       302.5%
                                                   --------       --------      ------        ------       ------
            Net income ......................      $  1,161       $    255         2.7%          0.7%       355.3%
                                                   ========       ========      ======        ======       ======

                                                                                         PERCENT OF
                                                                                          NET SALES            PERCENT
                                                           SIX MONTHS ENDED           SIX MONTHS ENDED         CHANGE
                                                               JUNE 30,                    JUNE 30,            2000 TO
                                                       -----------------------       -------------------       -------
                                                         2000           1999          2000         1999         1999
                                                       --------       --------       ------       ------       ------
        Net sales ...............................      $ 79,617       $ 65,982        100.0%       100.0%        20.7%
        Cost of products sold ...................        48,410         42,911         60.8%        65.0%        12.8%
                                                       --------       --------       ------       ------       ------
            Gross margin ........................        31,207         23,071         39.2%        35.0%        35.3%
                                                       --------       --------       ------       ------       ------
        Operating expenses:
          Research and development ..............        11,580          8,385         14.5%        12.7%        38.1%
          Selling, general and administrative ...        17,643         17,330         22.2%        26.3%         1.8%
          Restructuring .........................          (115)           541        -0.1%          0.8%          NM
                                                       --------       --------       ------       ------       ------
            Total operating expenses ............        29,108         26,256         36.6%        39.8%        10.9%
                                                       --------       --------       ------       ------       ------
            Operating income (loss) .............         2,099         (3,185)         2.6%       -4.8%           NM
                                                       --------       --------       ------       ------       ------
        Other income (expense):
          Interest income .......................           482            451          0.6%         0.7%         6.9%
          Foreign currency gain .................           344            113          0.4%         0.2%       204.4%
                                                       --------       --------       ------       ------       ------
            Total other income ..................           826            564          1.0%         0.9%        46.5%
                                                       --------       --------       ------       ------       ------
            Income (loss) before income taxes ...         2,925         (2,621)         3.6%       -4.0%           NM
        Income tax provision (benefit) ..........         1,062           (996)         1.3%       -1.5%           NM
                                                       --------       --------       ------       ------       ------
            Net income (loss) ...................      $  1,863       ($ 1,625)         2.3%       -2.5%           NM
                                                       ========       ========       ======       ======       ======

NM -- not meaningful

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net sales

        Net sales were $42.3 million and $34.9 million in the three months ended June 30, 2000 and 1999, respectively, representing an increase of 21.3%. Net sales for the three months ended June 30, 2000, calculated using foreign currency exchange rates for the same period in 1999, increased 22.8%. Approximately 80% of the increase in net sales was attributable to increased sales of high power semiconductor-based lasers and laser systems and the remainder of the increase in net sales related to sales of conventional products. The increased sales of high power semiconductor-based lasers and laser systems was the result of increased sales in the computer and microelectronics manufacturing market, particularly the semiconductor industry, and in the image recording markets. The increase in conventional product sales reflects increased sales in the research markets. Sales of high power semiconductor-based lasers and laser systems were 65.4% of total sales in the three months ended June 30, 2000 compared to 61.7% of total sales in the three months ended June 30, 1999.

        Net sales in the following geographic markets were:

                                                 THREE MONTHS ENDED
                                                       JUNE 30,
                                                --------------------
                                                  2000         1999
                                                -------      -------
                                                   (IN THOUSANDS)
        North America ....................      $21,276      $17,804
        Japan ............................        9,511        5,837
        Europe ...........................        7,424        8,690
        Other Asia .......................        2,258        1,322
        Rest of the World ................        1,880        1,248
                                                -------      -------
                                                $42,349      $34,901
                                                =======      =======

        Net sales for the three months ended June 30, 2000 at actual currency exchange rates increased 62.9% for Japan, 70.8% for Other Asia, 19.5% for North America and 50.6% for Rest of the World, and decreased 14.6% for Europe. Net sales for the three months ended June 30, 2000, calculated using foreign currency exchange rates for the same period in 1999, increased 46.8% for Japan and decreased 2.6% for Europe.

        Net sales were $79.6 million and $66.0 million in the six months ended June 30, 2000 and 1999, respectively, representing an increase of 20.7%. Net sales for the six months ended June 30, 2000, calculated using foreign currency exchange rates for the same period in 1999, increased 21.1%. Approximately all of the increase in net sales was attributable to increased sales of high power semiconductor-based lasers and laser systems. This increase was experienced in all of the Company's major product markets, with the largest increases, in dollar terms, in the computer and microelectronics manufacturing and image recording markets. Sales of high power semiconductor-based lasers and laser systems were 65.4% of total sales in the six months ended June 30, 2000 compared to 58.8% of total sales in the six months ended June 30, 1999.

        Net sales in the following geographic markets were:

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                        --------------------
                                                          2000         1999
                                                        -------      -------
                                                            (IN THOUSANDS)
        North America ............................      $38,801      $30,188
        Japan ....................................       20,403       15,471
        Europe ...................................       13,468       15,819
        Other Asia ...............................        3,833        2,560
        Rest of the World ........................        3,112        1,944
                                                        -------      -------
                                                        $79,617      $65,982
                                                        =======      =======

        Net sales for the six months ended June 30, 2000 at actual currency exchange rates increased 31.9% for Japan, 49.7% for Other Asia, 28.5% for North America and 60.1% for Rest of World, and decreased 14.9% for Europe. Net sales for the six months ended June 30, 2000, calculated using foreign currency exchange rates for the same period in 1999, decreased 4.2% for Europe and increased 20.1% for Japan.

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

        Gross margin was $16.6 million and $13.2 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 26.0%. As a percentage of net sales, gross margin was 39.1% and 37.7% in the three months ended June 30, 2000 and 1999, respectively. The principal reasons for the increase in gross margin as a percentage of net sales was the higher proportion of sales of high power semiconductor-based lasers and laser systems which generally have higher gross margins than conventional products and increased overhead absorption resulting from the higher sales.

        Gross margin was $31.2 million and $23.1 million for the six months ended June 30, 2000 and 1999, respectively, representing an increase of 35.3%. As a percentage of net sales, gross margin was 39.2% and 35.0% in the six months ended June 30, 2000 and 1999, respectively. The principal reasons for the increase in gross margin as a percentage of net sales were the increased overhead absorption resulting from higher sales and favorable product mix.

Operating expenses

        Operating expenses totaled $15.2 million and $13.1 million in the three months ended June 30, 2000 and 1999, respectively, representing an increase of 15.9%. As a percentage of net sales, operating expenses were 35.9% and 37.6% in the three months ended June 30, 2000 and 1999, respectively. Included in operating expenses were the reversal of excess restructuring reserves of $0.1 million in 2000 and restructuring expenses of $0.1 million in 1999.

        Operating expenses totaled $29.1 million and $26.3 million in the six months ended June 30, 2000 and 1999, respectively, representing an increase of 10.9%. As a percentage of net sales, operating expenses were 36.6% and 39.8% in the six months ended June 30, 2000 and 1999, respectively. Included in operating expenses were the reversal of excess restructuring reserves of $0.1 million in 2000 and restructuring expenses of $0.5 million in 1999.

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

        Research and development expenses totaled $6.1 million and $4.2 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 43.6%. As a percentage of net sales, research and development expenses were 14.4% and 12.1% in the three months ended June 30, 2000 and 1999, respectively. Research and development expenses totaled $11.6 million and $8.4 million for the six months ended June 30, 2000 and 1999, respectively, representing an increase of 38.1%. As a percentage of net sales, research and development expenses were 14.5% and 12.7% in the six months ended June 30, 2000 and 1999, respectively. Most of the increases in research and development expenses for the three and six month periods ended June 30, 2000 compared to June 30, 1999 related to development efforts for products for the telecommunications market.

        Selling, general and administrative expenses include the costs of the Company's sales and support subsidiaries in the United Kingdom, France, Germany, the Netherlands and Japan as well as the Company's North American sales and support organization, and other administrative expenses such as legal and accounting.

        Selling, general and administrative expenses totaled $9.2 million and $8.8 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 4.8%. As a percentage of net sales, selling, general and administrative expenses were 21.8% and 25.3% in the three months ended June 30, 2000 and 1999, respectively.

        Selling, general and administrative expenses totaled $17.6 million and $17.3 million for the six months ended June 30, 2000 and 1999, respectively, representing an increase of 1.8%. As a percentage of net sales, selling, general and administrative expenses were 22.2% and 26.3% in the six months ended June 30, 2000 and 1999, respectively.

Interest income

        Interest income totaled $0.2 million in each of the three months ended June 30, 2000 and 1999, respectively. Interest income totaled $0.5 million in each the six months ended June 30, 2000 and 1999, respectively. Interest income was earned on the Company's invested cash and cash equivalents.

Foreign currency gain (loss)

        At June 30, 2000, the Company had contracts for the sale of foreign currencies and the purchase of U.S. dollars totaling $ 46.9 million. At June 30, 2000, the Company had deferred gains relating to its foreign currency contracts of approximately $0.6 million (net of income taxes), substantially all of which is expected to be recognized in income over the next twelve months.

        The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of June 30, 2000. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

        Foreign currency spot/forward contracts (in thousands, except average contract rates):

                                                           AVERAGE
                                         NOTIONAL          CONTRACT
                                          AMOUNT             RATE
                                         --------          --------
        Japanese Yen ...............     $ 30,054          100.9498
        British Pound Sterling .....        3,124            0.6393
        German Marks ...............        4,377            1.8770
        Netherlands Guilder ........        1,170            2.1321
        Australian Dollar ..........          385            1.7123
        Euro .......................        5,966            1.0515
        French Franc ...............        1,809            6.3677
                                         --------          --------
                                         $ 46,885
                                         ========
        Estimated fair value             $    591(*)
                                         ========

(*) The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

        During the three and six months ended June 30, 2000, the Company recorded foreign currency gains of $0.2 million and $0.3 million, respectively, principally related to gains incurred principally as a result of favorable foreign exchange rate movements on unhedged accounts receivable.

Income tax provision

        Income taxes have been provided in the financial statements as if the Company were a separate taxable entity.

        During the three months ended June 30, 2000, the Company adjusted its effective tax rate for the year to 36.3% from 38.0% to reduce certain tax reserves no longer needed. The Company anticipates that its effective tax will remain at 36.3% for the remainder of fiscal 2000, increasing to 38% in fiscal 2001. Income tax provisions of $0.6 million and $0.2 million were recorded in the three months ended June 30, 2000 and 1999, respectively. An income tax provision of $1.1 million was recorded in the six months ended June 30, 2000 and an income tax benefit of $1.0 million was recorded in the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2000, the Company had working capital of $62.8 million, including cash and cash equivalents of $15.8 million, compared to working capital at December 31, 1999 of $57.9 million, including cash and cash equivalents of $23.3 million.

        Cash used in operating activities was $3.9 million and $0.2 million in the six months ended June 30, 2000 and 1999, respectively. Cash used in operating activities for the six months ended June 30, 2000 includes increases of inventories of approximately $8.1 million. Cash used in investing activities, mostly purchases of property, plant and equipment, was $7.7 million and $6.7 million in the six months ended June 30, 2000 and 1999, respectively. Cash provided by financing activities was $4.7 million in the six months ended June 30, 2000 reflecting primarily stock option exercises. Cash used in financing activities was $3.3 million in the six months ended June 30, 1999. The effect of foreign currency exchange rate changes on cash was $0.6 million in the six months ended June 30, 2000 compared to $0.8 million in the six moths ended June 30, 1999.

        These activities resulted in a decrease in cash and cash equivalents of $7.5 million and $11.0 million in the six months ended June 30, 2000 and 1999, respectively.

        The Company has unsecured short-term credit facilities in Japan with several banks. The facilities allow aggregate borrowings of 1.3 billion Yen and bear interest at 1.625% per annum. At June 30, 2000 approximately $14.1 million of borrowings were outstanding under these facilities. The Company's foreign subsidiaries other than Japan have credit facilities aggregating approximately $3.7 million, none of which was outstanding as of June 30, 2000. The Company also has available in the U.S. through December 2000 a committed, unsecured $15.0 million credit facility none of which was outstanding at June 30, 2000. From time to time, the amount available under the credit facilities may be reduced by the amount of guarantees supplied by the applicable bank.

        The Company has reviewed its short- and long-term liquidity needs. The Company expects that its liquidity needs for at least the next twelve months will be met by cash flows from operations, existing cash balances and borrowings available under its credit facilities.


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

        With regards to information systems, through June 30, 2000, the euro had no material impact on the Company's information systems. The Company believes the euro will have no material impact on its systems in 2000. Furthermore, the Company's review indicates that the Company's information systems can operate in the "euro only" environment in 2002. As that date gets closer the Company expects to conduct another survey concerning the euro's impact on information systems.

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

        See Part II., Item 1. Legal Proceedings regarding patent infringement claim.

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

        Certain of these Environmental Laws, including Superfund Laws, hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of Hazardous Substances. Such Superfund Laws also provide for responses to and liability for releases of certain Hazardous Substances into the environment. The nature of the Company's operations and the long history of industrial uses at some of its current or former facilities expose the Company to risk of liabilities or claims under Superfund Laws. In 1988, the Company was named on the General Notification List of the Environmental Protection Agency (EPA) stating that the Company may be a Potentially Responsible Party (PRP) under Superfund Laws for Hazardous Substances which may have been generated by its former operations at a former site. Since that time, the Company has not been named in the EPA's first or second tier lists, and has not been pursued as a PRP by the EPA or any of the other PRPs.

        Since 1984, the Company's facilities in Mountain View, California ("Mountain View Site") have been undergoing investigation and remediation in response to past releases of industrial solvents to the soil and groundwater. In addition, the impacted groundwater has migrated to what is referred to as the North Bayshore Area. As a result of these past releases, the Mountain View Site and other neighboring sites are listed on the NPL or the Superfund List under CERCLA. The Company is subject to Orders that require the Company to perform remediation on-site and off-site and investigate other potentially responsible parties. Pursuant to the Orders and other orders issued to other responsible parties, the Company and other responsible parties are jointly performing and funding groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the Orders are in place, and consequently the initial capital expenses for such systems have been incurred. As of November 1999, the Company had been granted approval by the Regional Water Quality Control Board (RWQCB) to shut down two of its extraction wells in the North Bayshore Extraction System (NBES) and also to shut down two soil vapor extraction systems (on site). Since the granting of the approvals, both wells and both soil vapor extraction systems have been shut down.

        In October 1997, the Company was served with a complaint that had been filed in the Superior Court of the State of California on behalf of five individuals seeking an unspecified amount of damages for personal injuries and property damage incurred by residents of a single location alleged to have resulted from the Company's and others' negligent and/or intentional handling of toxic chemicals (Rosario Balcita et al. v. Teledyne Semiconductor, Spectra-Physics Lasers, et al.). As of December 31, 1999, there has been a summary judgement ruling in the case in favor of the Company and its co-defendants in regards to the four adults in the case. The fifth plaintiff has agreed to settle for a nominal amount. There can be no assurances that other parties will not come forward and claim personal injury or property damage.

        Based on the Company's experience to date, the Company believes that the future cost of compliance with existing Environmental Laws (or liability for known environmental liabilities or claims) and Employee Safety Laws should not have a material adverse effect on the Company's business, operating results or financial condition. However, future events, such as changes in existing laws and regulations or their interpretation, or the discovery of heretofore unknown contamination, may give rise to additional compliance costs or liabilities that could have a material adverse effect on the Company's business, operating results and financial condition. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, may require additional expenditures by the Company that may be material.

        On June 19, 2000, Rockwell Technologies LLC (Rockwell) filed a complaint against the Company and its subsidiary, Opto Power Corporation in the United States District Court for the District of Delaware. The complaint alleges that the Company and Opto Power have infringed U.S. Patent No. 4,368,098 entitled "Epitaxial Composite and Method of Making." Rockwell avers that Opto Power has infringed the patent by performing the patented process and by using wafers manufactured by the patented process and that Spectra-Physics has infringed the patent by using and/or selling products made by the patented process. Rockwell seeks damages, including increased damages due to Defendants' alleged willful infringement, costs and attorney fees. Rockwell has not sought injunctive relief as the patent has already expired. The Company believes that Rockwell's allegations are without merit and the Company intends to vigorously defend this action.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

        At Spectra-Physics Lasers, Inc.'s Annual Meeting of Stockholders held on May 16, 2000, the following proposals were adopted by margins indicated:

      1. To elect five directors to the board of directors to hold office until the next annual meeting of stockholders and until their successors have been elected and qualified:

                                          FOR             ABSTAIN
                                       ----------         -------
            Patrick L. Edsell          16,238,377         127,625
            Denis A. Helm              16,200,605         165,397
            Lawrence C. Karlson        16,238,227         127,775
            Earl R. Lewis              16,199,818         166,184
            Polyvios C. Vintiadis      16,237,290         128,712

      2. To approve the adoption of the 2000 Spectra-Physics Lasers, Inc. Employee Stock Purchase Plan:

                                                           Delivered
                 For          Against       Abstain        Not Voted
             ----------       ------        -------        ---------
             14,780,745       49,590         1,245         1,534,422

        3. To approve the adoption of the 2000 Spectra-Physics Lasers, Inc. Stock Incentive Plan:

                                                           Delivered
                 For          Against       Abstain        Not Voted
             ----------       ------        -------        ---------
             13,396,270      1,433,665       1,645         1,534,422


ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)EXHIBITS:

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

        10.2 Registration Rights Agreement between Spectra-Physics USA and the Company (Incorporated by reference to exhibit 10.2 of Amendment No. 2 of the Company's Registration Statement on Form
                S-1 (No. 333-38329))

        10.3 Form of Executive Incentive Plan (Incorporated by reference to exhibit 10.5 of Amendment No. 1 of the Company's Registration
                Statement on Form S-1 (No. 333-38329))

      EXHIBIT
      NUMBER                           DESCRIPTION
      -------                          -----------
        10.4    1997 Spectra-Physics Lasers, Inc. Stock Option Plan
                (Incorporated by reference to exhibit 10.6 of Amendment No. 1 of the Company's Registration Statement on Form S-1 (No.
                333-38329))

        10.5 Patent License Agreement dated as of October 4, 1997 by and between the Company, as licensor, and Spectra Precision, Inc., as licensee (Incorporated by reference to exhibit 10.7 of Amendment No. 1 of the Company's Registration Statement on Form
                S-1 (No. 333-38329))

        10.6 Patent License Agreement dated as of October 4, 1997 by and between Spectra Precision, Inc., as licensor, and the Company, as licensee (Incorporated by reference to exhibit 10.8 of Amendment No. 1 of the Company's Registration Statement on Form
                S-1 (No. 333-38329))

        10.7    Tradename and Trademark License Agreement dated as of August 29,
                1997 by and between the Company, Spectra-Physics AB and certain
                Spectra-Physics AB subsidiaries (Incorporated by reference to exhibit 10.9 of Amendment No. 1 of the Company's Registration
                Statement on Form S-1 (No. 333-38329))

        10.8 Employment Agreement dated January 1, 1998, between the Company and Patrick L. Edsell (Incorporated by reference to Exhibit
                10.10 of the Company's 1998 Annual Report on Form 10-K)

        27.1    Financial Data Schedule

        (b) REPORTS ON FORM 8-K:

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Spectra-Physics Lasers, Inc.

Date: August 9, 2000                         /s/ PATRICK L. EDSELL
                                 -----------------------------------------------
                                                Patrick L. Edsell
                                 Chairman, President and Chief Executive Officer


Date: August 9, 2000                           /s/ SETH HALIO
                                 -----------------------------------------------
                                                  Seth Halio
                                     Vice President, Finance, and Treasurer
                                        (Principal Financial Officer)

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

        10.2 Registration Rights Agreement between Spectra-Physics USA and the Company (Incorporated by reference to exhibit 10.2 of Amendment No. 2 of the Company's Registration Statement on Form
                S-1 (No. 333-38329))

        10.3 Form of Executive Incentive Plan (Incorporated by reference to exhibit 10.5 of Amendment No. 1 of the Company's Registration
                Statement on Form S-1 (No. 333-38329))

        10.4    1997 Spectra-Physics Lasers, Inc. Stock Option Plan
                (Incorporated by reference to exhibit 10.6 of Amendment No. 1 of the Company's Registration Statement on Form S-1 (No.
                333-38329))

        10.5 Patent License Agreement dated as of October 4, 1997 by and between the Company, as licensor, and Spectra Precision, Inc., as licensee (Incorporated by reference to exhibit 10.7 of Amendment No. 1 of the Company's Registration Statement on Form
                S-1 (No. 333-38329))

        10.6 Patent License Agreement dated as of October 4, 1997 by and between Spectra Precision, Inc., as licensor, and the Company, as licensee (Incorporated by reference to exhibit 10.8 of Amendment No. 1 of the Company's Registration Statement on Form
                S-1 (No. 333-38329))

        10.7    Tradename and Trademark License Agreement dated as of August 29,
                1997 by and between the Company, Spectra-Physics AB and certain
                Spectra-Physics AB subsidiaries (Incorporated by reference to exhibit 10.9 of Amendment No. 1 of the Company's Registration
                Statement on Form S-1 (No. 333-38329))

        10.8 Employment Agreement dated January 1, 1998, between the Company and Patrick L. Edsell (Incorporated by reference to Exhibit
                10.10 of the Company's 1998 Annual Report on Form 10-K)

        27.1    Financial Data Schedule