Form 10-Q
period 2000-09-30
SPECTRA PHYSICS LASERS INC
filed 2000-11-06
CIK 1047385

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock, par value $0.01 per share, at September 30, 2000 was 16,635,486 shares.

================================================================================

                          SPECTRA-PHYSICS LASERS, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
Part I   Financial information

Item 1.  Financial statements and supplementary data (unaudited):
         (a) Consolidated Balance Sheets at September 30, 2000 and December 31, 1999........................        3

         (b) Consolidated Statements of Operations for the three and nine months ended
             September 30, 2000 and 1999....................................................................        4

         (c) Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999....        5

         (d) Notes to Consolidated Financial Statements.....................................................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............       10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................       17

Part II  Other Information..................................................................................       18

         Signatures.........................................................................................       20

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SPECTRA-PHYSICS LASERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         September 30,   December 31,
                                                            2000            1999
                                                         -------------   ------------
                                                          (Unaudited)     (See Note)
ASSETS
Current assets:
  Cash and cash equivalents                               $  21,432       $  23,278
  Accounts receivable, including $52 and $68,
   respectively, due from affiliated companies,
   less allowance for doubtful accounts of $750
   and $1,253, respectively.                                 42,965          38,246
  Inventories                                                37,625          26,582
  Deferred tax assets                                         5,046           9,657
  Prepaid expenses and other current assets                   5,594           5,906
                                                          ---------       ---------
          Total current assets                              112,662         103,669

Property, plant and equipment, net                           48,945          42,015
Goodwill and other intangible assets, net of
 accumulated amortization of $2,763 and $2,487,
 respectively                                                 4,356           1,794
Other assets                                                  4,184           4,799
                                                          ---------       ---------
          Total assets                                    $ 170,147       $ 152,277
                                                          =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $  12,104       $  10,015
  Borrowings under credit facilities                         23,324          13,655
  Accrued and other current liabilities, including
   $1,286 and $170, respectively, due to affiliated
   companies                                                 21,313          22,052
                                                          ---------       ---------
          Total current liabilities                          56,741          45,722
Long-term liabilities                                         1,163           1,093
                                                          ---------       ---------
Commitments and contingencies

Stockholders' equity:
  Common stock                                                  166             162
  Additional paid-in capital                                102,913          98,320
  Retained earnings                                          10,466           9,428
  Accumulated other comprehensive loss                       (1,302)         (2,448)
                                                          ---------       ---------
          Total stockholders' equity                        112,243         105,462
                                                          ---------       ---------
          Total liabilities and stockholders' equity      $ 170,147       $ 152,277
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

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                              -----------------------    -----------------------
                                                  2000         1999         2000         1999
                                              ---------     ---------    ---------     ---------
Net sales ................................    $ 47,444      $  34,149    $ 127,061     $ 100,131
Cost of products sold ....................      31,600         22,345       80,010        65,256
Cost of products sold-inventory write-offs          --          3,700           --         3,700
                                              --------      ---------    ---------     ---------
    Gross margin .........................      15,844          8,104       47,051        31,175
                                              --------      ---------    ---------     ---------

Operating expenses:
  Research and development ...............       5,708          3,968       17,288        12,353
  Selling, general and administrative ....       9,594          8,378       27,237        25,708
  Purchased in process research and
    development ..........................       1,500             --        1,500            --
  Restructuring ..........................          --          1,999         (115)        2,540
                                              --------      ---------    ---------     ---------
    Total operating expenses .............      16,802         14,345       45,910        40,601
                                              --------      ---------    ---------     ---------
    Operating income (loss) ..............        (958)        (6,241)       1,141        (9,426)
                                              --------      ---------    ---------     ---------
Other income (expense):
  Interest income ........................          69            187          551           638
  Foreign currency gain (loss) ...........         (84)           (34)         260            79
                                              --------      ---------    ---------     ---------
    Total other income (expense) .........         (15)           153          811           717
                                              --------      ---------    ---------     ---------
    Income (loss) before income taxes ....        (973)        (6,088)       1,952        (8,709)
Income tax expense (benefit) .............        (148)        (2,313)         914        (3,309)
                                              --------      ---------    ---------     ---------
    Net income (loss) ....................    $   (825)     $  (3,775)   $   1,038     $  (5,400)
                                              ========      =========    =========     =========
Net income (loss) per share:
  Basic ..................................    $   (0.05)    $   (0.23)   $    0.06     $   (0.33)

  Diluted ................................    $   (0.05)    $   (0.23)   $    0.06     $   (0.33)

Shares used in computing net
 income (loss) per share:
  Basic ..................................       16,619        16,168       16,554        16,168
  Diluted ................................       16,619        16,168       17,448        16,168

                 See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             Nine months ended
                                                               September 30,
                                                            -------------------
                                                              2000        1999
                                                            -------    --------
OPERATING ACTIVITIES
Net income (loss)                                          $  1,038    $ (5,400)
Adjustments to reconcile net income (loss) to
  cash provided by (used in) operating activities:
  Depreciation and amortization                               5,785       4,862
  Purchased in process research and development               1,500          -
  Deferred tax assets                                         4,611          -
  Inventory write-offs                                           -        3,700
  Non-cash portion of restructuring charge                       -          655
Changes in operating assets and liabilities, excluding
acquisition:
  Accounts receivable, including long-term                   (2,142)      9,751
  Inventories                                               (10,745)     (6,382)
  Prepaid expenses and other current assets                     336      (3,919)
  Accounts payable                                            1,830      (1,685)
  Accrued and other current liabilities                         769      (4,694)
                                                           --------    --------
     Net cash provided by (used in) operating activities      2,982      (3,112)
                                                           --------    --------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                  (12,114)     (8,740)
Payment for intangible asset                                   (600)         -
Acquisition of LAS                                             (900)         -
Other                                                        (1,459)       (190)
                                                           --------    --------
     Net cash used in investing activities                  (15,073)     (8,930)
                                                           --------    --------
FINANCING ACTIVITIES
Net borrowings (payments) under credit facilities             6,944        (772)
Exercises of common stock options                             4,597          -
                                                           --------    --------
     Net cash provided by (used in)
       financing activities                                  11,541        (772)
                                                           --------    --------

Effect of changes in foreign currency exchange rates         (1,296)       (427)
                                                           --------    --------

     Decrease in cash and cash equivalents                   (1,846)    (13,241)
Cash and cash equivalents at beginning of year               23,278      34,620
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 21,432    $ 21,379
                                                           ========    ========
Supplemental disclosures:
  Debt assumed on acquisition of LAS                       $  2,967
                                                           ========

                          SPECTRA-PHYSICS LASERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     Spectra-Physics Lasers, Inc. (the "Company") designs, develops, manufactures and distributes lasers, laser systems and optics for a variety of end markets.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

     Our fiscal year ends on December 31. Our fiscal quarters end on the Friday of the thirteenth week of each quarter. For presentation purposes, the financial statements reflect the calendar month-end date.

2.   RECENT ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 includes requirements for recognizing shipments as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB No. 101 generally requires that revenue recognition occurs at completion of installation and/or upon customer acceptance. SAB No. 101 requires that calendar year-end companies conform their revenue recognition practices to the requirements therein no later than the fourth quarter of calendar 2000. We continue to assess the effect that the adoption of SAB No. 101 will have on our financial statements. This assessment includes the impact of recently released guidance and interpretations.

     Had we adopted SAB No. 101 during our third quarter ended September 30, 2000, and assuming all revenue subject to customer acceptance or our obligation to install the product was deferred until we met such requirements, the adoption of SAB No. 101 as of September 30, 2000, would have resulted in a deferral of as much as 10% of our revenues arising from products shipped in 2000 prior to September 30, 2000. Additionally, had we adopted SAB No. 101 in our third quarter ended September 30, 2000, a substantial portion of revenue which was recorded prior to June 30, 2000 would have been deferred pursuant to SAB No. 101 and would have been recognized as revenue in our third quarter. As a result, the net impact on revenue of adoption of SAB No. 101 would not be material for the three and nine months ended September 30, 2000. However, depending on the outcome of our assessment above, there may be a material cumulative effect on net income from our adopting SAB No. 101, which would be accounted for as a cumulative effect, net of tax, of a change in accounting principle.

3.   INVENTORIES

     Inventories consisted of the following (in thousands):

                                            September 30,              December 31,
                                                2000                       1999
                                            -------------              ------------
Raw material .............                    $16,354                    $15,277
Work in process ..........                     10,241                      3,482
Finished goods ...........                     11,030                      7,823
                                              -------                    -------
                                              $37,625                    $26,582
                                              =======                    =======

4.   NET INCOME (LOSS) PER SHARE

     Statement of Financial Accounting Standards (SFAS) No. 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. Diluted net loss per share does not include such incremental common shares issuable upon the exercise of stock options as they are anti-dilutive. Approximately 2.9 million options to acquire shares of common stock were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2000 as they were antidilutive. Stock options granted by a subsidiary of ours were not included in the calculation of net income (loss) per share as they were anti-dilutive.

     The following table presents the calculation of basic and diluted net income (loss) per share as required under SFAS No. 128 (in thousands, except per share data):

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                               ----------------------       -----------------------
                                                  2000           1999         2000           1999
                                               ---------     ---------      ---------     ---------
Numerator:
  Net income (loss) .....................       $  (825)      $ (3,775)     $ 1,038        $ (5,400)
                                                =======       ========      =======        ========
Denominator:
  Denominator for basic net income (loss)
   per share:
     Weighted average shares ............        16,619         16,168       16,554          16,168
  Effect of dilutive securities:
     Employee stock options .............            --             --          894              --
                                                -------       --------      -------        --------
  Denominator for diluted net
     income (loss) per share ............        16,619         16,168       17,448          16,168
                                                =======       ========      =======        ========
Net income (loss) per share -- Basic ....       $ (0.05)      $  (0.23)     $  0.06        $  (0.33)
Net income (loss) per share -- Diluted ..       $ (0.05)      $  (0.23)     $  0.06        $  (0.33)


5.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) was as follows (in thousands):

                                                          Three months ended         Nine months ended
                                                             September 30,              September 30,
                                                        ---------------------      ---------------------
                                                          2000          1999         2000          1999
                                                        -------       -------      -------       -------
Net income (loss) ................................      $  (825)      $(3,775)     $ 1,038       $(5,400)
Foreign currency translation adjustments .........         (741)          651       (1,296)         (534)
Unrealized gain (loss) on forward foreign currency
  contracts, net of income taxes .................          880        (2,521)       2,442        (1,203)
                                                        -------       -------      -------       -------
Comprehensive income (loss) ......................      $  (686)      $(5,645)     $ 2,184       $(7,137)
                                                        =======       =======      =======       =======

     Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consist of the cumulative foreign currency translation adjustments and net unrealized gains (losses) on forward foreign currency contracts.

6.   ENVIRONMENTAL MATTERS

     See Part II., Item 1. Legal Proceedings

7.   SEGMENT REPORTING

     Effective December 31, 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH OF THE REPORTABLE SEGMENT DERIVES ITS REVENUES

     We currently have five reportable segments: Passive Components (PC) business unit; the Industrial and Scientific Lasers (ISL) business unit; the Original Equipment Manufacturer (OEM) business unit; Opto Power Corporation
(OPC); and Spectra-Physics Distribution (SPD) business unit. PC designs and manufactures optics, thin films, and fabricated parts for all operating units within Spectra-Physics and external customers. ISL designs, markets and manufactures high power semiconductor-based and conventional lasers for the industrial and scientific markets. ISL also designs, manufactures and markets low power laser sources and beam delivery systems for OEM products in the industrial and medical instrumentation markets. OEM designs, markets and manufactures high power semiconductor-based lasers for various OEM markets. OPC designs, markets and manufactures high power semiconductor lasers. SPD is our worldwide sales, service and support organization.

     In the third quarter of 2000, we announced the realignment of our business units to support growth in telecommunications and other strategic markets. Our new management structure includes three operating groups: the Passive Telecommunications Group, the Active Telecommunications Group and the Laser Group, as well as Spectra-Physics Distribution. In the fourth quarter of 2000, we will begin reporting consistent with our realignment.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

     We evaluate performance and allocates resources based on Earnings Before Interest and Taxes (EBIT). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999.

     Intersegment sales and transfers are recorded at intercompany transfer prices which approximate sales as if conducted on an arm's length basis.

     Certain 1999 information has been reclassified to conform to the 2000 presentation.

FACTORS MANAGEMENT USED TO IDENTIFY OUR REPORTABLE SEGMENTS

     Our reportable segments are business units that are, except for SPD, organized primarily by technology (for example, high power semiconductor lasers, semiconductor laser pumped solid state lasers, ultrafast lasers and optics.) The reportable segments are each managed separately because they manufacture and distribute distinct products based on different technology and different production methods.

Information about segments (in thousands):

                                                                                                           All
                                             PC           ISL        OEM         OPC          SPD         Others       Total
                                          --------     --------    --------    --------     --------     --------     --------
Three months ended September 30, 2000:

  Net sales to external customers ....    $     79     $     --    $     --    $    733     $ 45,847     $    785     $ 47,444

  Intersegment net sales .............       6,535       22,846      15,027       8,205           --           --       52,613

  Segment EBIT .......................      (1,440)       3,923       3,434         308       (2,658)      (1,404)       2,163

  Segment assets .....................      22,662       34,294      17,886      38,251       77,765       86,369      277,227

Three months ended September 30, 1999:

  Net sales to external customers ....    $    137     $     --    $     --    $    887     $ 32,380     $    745     $ 34,149

  Intersegment net sales .............       3,732       18,145       9,457       5,212           --           --       36,546

  Segment EBIT .......................        (729)       3,487       1,812      (1,226)      (1,891)      (1,731)        (278)

  Segment assets .....................      12,509       28,793      11,471      36,619       64,423       77,292      231,107


                                                                                                               All
                                             PC           ISL          OEM          OPC           SPD         Others        Total
                                         ---------     ---------    ---------    -----------   ---------     ---------    ---------


Nine months ended September 30, 2000:

  Net sales to external customers ...    $     268     $      --    $      --    $   2,580     $ 123,743     $     470    $ 127,061

  Intersegment net sales ............       16,721        62,940       41,978       21,240            --            --      142,879

  Segment EBIT ......................       (3,033)       10,790        9,968         (481)       (9,499)       (4,856)       2,889

Nine months ended September 30, 1999:

  Net sales to external customers ...    $     539     $      --    $      --    $   4,695     $  92,981     $   1,916    $ 100,131

  Intersegment net sales ............       10,489        54,346       24,104       13,107            --            --      102,046

  Segment EBIT ......................       (1,471)       10,470        3,172       (2,715)       (6,529)       (5,094)      (2,167)


Reconciliation of segment information to financial statements (in thousands):


                                                              Three months ended          Nine months ended
                                                                September 30,               September 30,
                                                           -----------------------     -----------------------
                                                              2000         1999          2000           1999
                                                           ---------     ---------     ---------     ---------
Net Sales:
Total external sales for reportable segments ..........    $  46,659     $  33,404     $ 126,591     $  98,215
Intersegment sales for reportable segments ............       52,613        36,546       142,879       102,046
Other sales ...........................................          785           745           470         1,916
Elimination of intersegment sales .....................      (52,613)      (36,546)     (142,879)     (102,046)
                                                           ---------     ---------     ---------     ---------
   Total consolidated net sales .......................    $  47,444     $  34,149     $ 127,061     $ 100,131
                                                           =========     =========     =========     =========
Income (loss) before income taxes:
Total EBIT for reportable segments ....................    $   3,567     $   1,453         7,745     $   2,927
Other EBIT ............................................          (16)         (619)          (16)       (1,931)
Corporate expenses ....................................       (1,388)       (1,112)       (4,840)       (3,163)
Other expenses not allocated to segments ..............       (1,621)         (264)         (363)       (1,019)
In process research and development ...................       (1,500)           --        (1,500)           --
Inventory write-offs ..................................           --        (3,700)           --        (3,700)
Restructuring .........................................           --        (1,999)          115        (2,540)
Interest income .......................................           69           187           551           638
Foreign currency gain (loss) ..........................          (84)          (34)          260            79
                                                           ---------     ---------     ---------     ---------
   Total consolidated income (loss) before income taxes    $    (973)    $  (6,088)    $   1,952     $  (8,709)
                                                           =========     =========     =========     =========



8.   RESTRUCTURING CHARGE

     During 1999, we recorded $2.5 million of restructuring expenses associated with severance and other direct costs of terminating 65 employees ($1.8 million) and non-cash charges related to exiting the disk texturing system business ($0.7 million). In the nine months ended September 30, 2000, we reversed $0.1 million of unused excess restructuring reserves.


9.   ACQUISITION

     In September 2000, we acquired Laser Analytical Systems GmbH (LAS), a German based developer and manufacturer of solid state ultraviolet lasers for the telecommunications, computer and microelectronics manufacturing and research markets. This acquisition has been accounted for as a purchase; and accordingly, the accompanying financial statements include LAS' results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition are not material. The amount allocated to purchased in process research and development was determined through established valuation techniques in the industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Amounts allocated to goodwill and other intangibles will be amortized over five years.

     The total purchase price was allocated among the acquired assets as follows (in thousands):

     Net working capital deficit, including
        acquisition costs of $200 ................     $  (119)
     Property, plant and equipment ...............         325
     Purchased in process research and
        development ..............................       1,500
     Intangible assets:
        Goodwill .................................       1,031
        Existing technology ......................       1,000
        Workforce ................................         130
                                                       -------
     Total purchase price ........................     $ 3,867
                                                       =======

     Allocation of purchase price:

     Cash paid ...................................     $  900
     Debt assumed ................................      2,967
                                                       ------
                                                       $3,867
                                                       ======

     The purchase price allocation and intangible assets valuation was based on management's estimates of the after-tax net cash flows and gave explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Company-specific considerations which could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks/tradenames, patents, copyrights, non-compete agreements, assembled workforce, customer relationships and sales channel; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and
(iv) the allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for one generation of the products currently in process. As indicated above, the Company recorded a one-time charge of $1.5 million for purchased in-process research and development related to several development projects. The charge related to the portion of these products, excluding existing technology, that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both Spectra-Physics and LAS. The Company will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized. Significant assumptions used to determine the value of in-process research and development included several factors, including the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by management; (ii) percentage complete for the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both companies, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the existing technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the existing and in-process technologies, discount rates of 22% were used. The discount rates considered both the status and risks associated with the respective cash flows at the acquisition date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Certain information in this quarterly report on Form 10-Q, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," " looks forward to," "anticipates," or "hopeful," or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including sales initiatives and those described in the Risk Factors section of Item 1 of Spectra-Physics Lasers, Inc's Annual Report on Form 10-K, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such information.


OVERVIEW

     We design, develop, manufacture and distribute semiconductor-based lasers and laser optics for a variety of end-markets. Our nearly forty years of laser and optic experience has enabled us to offer passive and active optical component products to the telecommunications industry. We began shipping optical components for the telecommunications' industry in 1999 and have been shipping lasers for commercial applications since the early 1960s. Thermo Electron Corporation beneficially owned approximately 78% of our outstanding common stock at September 30, 2000.

     Net sales for products are recognized upon shipment and when collectibility is reasonably assured. We derive our revenue primarily from the sale of high power semiconductor-based and conventional lasers. High power semiconductor-based lasers are sold primarily into the telecommunications, computer and microelectronics manufacturing, industrial manufacturing, medical, image recording, and research and development markets. Conventional lasers are primarily sold into the medical and research and development markets.

     Over the last several years, a growing proportion of our total net sales and most of our sales growth have been from high power semiconductor-based lasers used primarily in commercial applications. We have also begun to sell passive and active optical components to telecommunications customers. We have developed our passive telecommunications products based on our experience and capabilities in optical fabrication and thin film coating. Although these products currently represent a small percentage of our total revenues, we are focusing our efforts on increasing revenues from telecommunications customers.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 includes requirements for recognizing shipments as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB No. 101 generally requires that revenue recognition occurs at completion of installation and/or upon customer acceptance. SAB No. 101 requires that calendar year-end companies conform their revenue recognition practices to the requirements therein no later than the fourth quarter of calendar 2000. We continue to assess the effect that the adoption of SAB No. 101 will have on our financial statements. This assessment includes the impact of recently released guidance and interpretations.

     Had we adopted SAB No. 101 during our third quarter ended September 30, 2000, and assuming all revenue subject to customer acceptance or our obligation to install the product was deferred until we met such requirements, the adoption of SAB No. 101 as of September 30, 2000, would have resulted in a deferral of as much as 10% of our revenues arising from products shipped in 2000 prior to September 30, 2000. Additionally, had we adopted SAB No. 101 in our third quarter ended September 30, 2000, a substantial portion of revenue which was recorded prior to June 30, 2000 would have been deferred pursuant to SAB No. 101 and would have been recognized as revenue in our third quarter. As a result, the net impact on revenue of adoption of SAB No. 101 would not be material for the three and nine months ended September 30, 2000. However, depending on the outcome of our assessment above, there may be a material cumulative effect on net income from our adopting SAB No. 101, which would be accounted for as a cumulative effect, net of tax, of a change in accounting principle.

     Our sales have shown a pattern in the last several years whereby the fiscal fourth quarter net sales represent a large share of our annual net sales and whereby our first quarter net sales decline significantly compared to the fourth quarter of the prior fiscal year. We believe these sales patterns result in part because of seasonal sales patterns related to customers' fiscal years and in part from our incentive compensation plan, which compensates employees based on annual results. We anticipate that this pattern is likely to continue.

     Our gross margin is affected by a number of factors, including product mix, product pricing, cost of materials, the proportion of third party products incorporated into our systems, foreign currency exchange rates and manufacturing costs. For example, since high power semiconductor-based lasers generally have higher gross margins than conventional lasers, absent other factors, a shift in sales toward high power semiconductor-based lasers would lead to a gross margin improvement for us. On the other hand, if market conditions in the highly competitive conventional laser market forced us to lower unit prices, we would suffer a decline in gross margin unless we were able to timely offset the price reduction by a reduction in production costs or by sales of other products with higher gross margins. Either of these events could have a material effect on our business, operating results and financial condition.

     We spend a significant amount of resources on research and development. In 1999 and 2000, we focused much of these resources on high power semiconductor-based lasers and optics for the telecommunications market. We expect to continue to spend substantial resources in developing high power semiconductor-based lasers and optical components for the telecommunications market while making focused research and development expenditures to maintain our leadership position in our other markets.

     A significant proportion of our sales are to international customers and are denominated in currencies other than the U.S. dollar. We also have sales and support operations located in certain European countries and in Japan which operate in local currencies. As a result, while we attempt to hedge our economic risk of foreign currency fluctuations, we are exposed to fluctuations in foreign currency exchange rates. These fluctuations have had in the past, and may have in the future, a significant impact on our results of operations.

     We currently have five reportable segments: the Passive Components business unit; the Industrial and Scientific Lasers business unit; the Original Equipment Manufacturer business unit; Opto Power Corporation; and Spectra-Physics Distribution business unit. Passive Components designs and manufactures optics, thin films, and fabricated parts for all operating units within Spectra Physics and for external customers. Industrial and Scientific Lasers designs, markets and manufactures high power semiconductor-based and conventional lasers for the industrial and scientific markets. Industrial and Scientific Lasers also designs, manufactures and markets low power laser sources and beam delivery systems for original equipment manufacturer products in the industrial and medical instrumentation markets. Original Equipment Manufacturer designs, markets and manufactures high power lasers. Spectra-Physics Distribution is our worldwide sales, service and support organization. Reference is made to the footnotes of our consolidated financial statements incorporated by reference herein for disclosures of certain financial information related to the reportable segments.

     On September 19, 2000, we announced the realignment of our business units to support growth in telecommunications and other strategic markets. Our new management structure includes three operating groups: the Passive Telecommunications Group, the Active Telecommunications Group, and the Laser Group. In the fourth quarter of 2000, we will begin reporting consistent with our realignment.

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, our results of operations in dollar terms and as a percentage of net sales and the percent change from 1999 to 2000:

                                                                                    Percent of
                                                                                     Net Sales
                                                    Three Months Ended          Three Months Ended         Percent
                                                       September 30,               September 30,            Change
                                                  ---------------------         -------------------        1999 to
                                                     2000         1999           2000         1999          2000
                                                  --------     --------         -----        ------        -------
Net sales ....................................    $ 47,444       $ 34,149       100.0 %       100.0 %        38.9%
Cost of products sold ........................      31,600         22,345        66.6          65.4          41.4
Cost of products sold-inventory write-offs ...          --          3,700          --          10.8        (100.0)
                                                  --------       --------       -----         -----        ------
    Gross margin .............................      15,844          8,104        33.4          23.8          95.5
                                                  --------       --------       -----         -----        ------
Operating expenses:
  Research and development ...................       5,708          3,968        12.0          11.6          43.9
  Selling, general and administrative ........       9,594          8,378        20.2          24.5          14.5
  Purchased in-process research and
    development...............................       1,500             --         3.2            --         100.0
  Restructuring ..............................          --          1,999          --           5.9        (100.0)
                                                  --------       --------       -----         -----        ------
    Total operating expenses .................      16,802         14,345        35.4          42.0          17.1
                                                  --------       --------       -----         -----        ------
    Operating income (loss) ..................        (958)        (6,241)       (2.0)        (18.2)         84.6
                                                  --------       --------       -----         -----        ------
Other income (expense):
  Interest income ............................          69            187         0.2           0.5         (63.1)
  Foreign currency gain (loss) ...............         (84)           (34)       (0.2)         (0.1)       (147.1)
                                                  --------       --------       -----         -----        ------
    Total other income (expense) .............         (15)           153          --           0.4            NM
                                                  --------       --------       -----         -----        ------
    Income (loss) before income taxes ........        (973)        (6,088)       (2.0)        (17.8)         84.0
Income tax expense (benefit) .................        (148)        (2,313)       (0.3)         (6.8)         93.6
                                                  --------       --------       -----         -----        ------
    Net income (loss) ........................    $   (825)      $ (3,775)       (1.7)%       (11.0)%        78.2%
                                                  ========       ========       =====         =====        ======


                                                                                    Percent of
                                                                                     Net Sales
                                                     Nine Months Ended           Nine Months Ended         Percent
                                                       September 30,               September 30,            Change
                                                  ----------------------        -------------------        2000 to
                                                     2000         1999           2000         1999          1999
                                                  --------     ---------        -----        ------        -------
Net sales ....................................    $127,061      $100,131        100.0%       100.0%          26.9%
Cost of products sold ........................      80,010        65,256         63.0         65.2           22.6
Cost of products sold-inventory write-offs ...          --         3,700           --          3.7         (100.0)
                                                  --------      --------        -----        -----         ------
    Gross margin .............................      47,051        31,175         37.0         31.1           50.9
                                                  --------      --------        -----        -----         ------
Operating expenses:
  Research and development ...................      17,288        12,353         13.6         12.3           40.0
  Selling, general and administrative ........      27,237        25,708         21.4         25.7            6.0
  Purchased in-process research and
    development...............................       1,500            --          1.2           --          100.0
  Restructuring ..............................        (115)        2,540         (0.1)         2.5             NM
                                                  --------      --------        -----        -----         ------
    Total operating expenses .................      45,910        40,601         36.1         40.5           13.1
                                                  --------      --------        -----        -----         ------
    Operating income (loss) ..................       1,141        (9,426)         0.9         (9.4)            NM
                                                  --------      --------        -----        -----         ------
Other income (expense):
  Interest income ............................         551           638          0.4          0.6          (13.6)
  Foreign currency gain ......................         260            79          0.2          0.1          229.1
                                                  --------      --------        -----        -----         ------
    Total other income .......................         811           717          0.6          0.7           13.1
                                                  --------      --------        -----        -----         ------
    Income (loss) before income taxes ........       1,952        (8,709)         1.5         (8.7)            NM
Income tax expense (benefit) .................         914        (3,309)         0.7         (3.3)            NM
                                                  --------      --------        -----        -----         ------
    Net income (loss) ........................    $  1,038      $ (5,400)         0.8%        (5.4)%           NM
                                                  ========      ========        =====        =====         ======

NM -- not meaningful

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net sales

     Net sales were $47.4 million and $34.1 million in the three months ended September 30, 2000 and 1999, respectively, representing an increase of 38.9%. Net sales for the three months ended September 30, 2000, calculated using foreign currency exchange rates for the same period in 1999, increased 40.8%.

Net sales in the following end user markets were:

                                           Three Months Ended
                                             September 30,
                                        2000                1999
                                       -------            -------
                                            (in thousands)
Telecommunications ................   $ 1,220            $   358
Computer and microelectronics
  manufacturing ...................     9,234              4,982
Industrial manufacturing ..........     5,955              5,068
Medical ...........................     7,810              5,106
Image recording ...................     2,986              1,340
Research and development ..........    18,637             16,422
Other .............................     1,602                873
                                      -------            -------
                                      $47,444            $34,149
                                      =======            =======

     Sales of semiconductor-based laser products increased 44.1% in the three months ended September 30, 2000, and represented 63.7% of total net sales compared to 61.4% of total net sales in the three months ended September 30, 1999. Sales of telecommunications products increased to 2.5% of net sales in the three months ended September 30, 2000 compared to 1.0% in the three months ended September 30, 1999. Sales of conventional products increased 24.7% in the three months ended September 30, 2000 and represented 33.8% of total net sales compared to 37.6% in the three months ended September 30, 1999.

Net Sales in the following geographic markets were:

                                    Three Months Ended
                                      September 30,
                                 2000                1999
                                -------            -------
                                     (in thousands)
North America .........        $24,868            $16,065
Japan .................          9,206              8,855
Europe ................          9,695              7,300
Other Asia ............          1,325                928
Rest of the World .....          2,350              1,001
                               -------            -------
                               $47,444            $34,149
                               =======            =======

     Net sales for the three months ended September 30, 2000 at actual currency exchange rates increased 54.8% for North America, 4.0% for Japan, 32.8% for Europe, 42.8% for Other Asia, 134.8% for Rest of world. Net sales for the three months ended September 30, 2000, calculated using foreign currency exchange rates for the same period in 1999, were the same for Japan and increased 47.7% for Europe.

     Net sales were $127.1 million and $100.1 million in the nine months ended September 30, 2000 and 1999, respectively, representing an increase of 26.9%. Net sales for the nine months ended September 30, 2000, calculated using foreign currency exchange rates for the same period in 1999, increased 27.8%.

Net sales in the following end user markets were:

                                           Nine Months Ended
                                             September 30,
                                         2000             1999
                                       --------         --------
                                            (in thousands)
Telecommunications ................    $  2,292         $    520
Computer and microelectronics
  manufacturing ...................      25,293           13,184
Industrial manufacturing ..........      15,095           13,060
Medical ...........................      20,115           17,048
Image recording ...................       8,119            4,161
Research and development ..........      51,957           48,772
Other .............................       4,190            3,386
                                       --------         --------
                                       $127,061         $100,131
                                       ========         ========

     Sales of semiconductor-based laser products increased 38.1% in the nine months ended September 30, 2000, and represented 64.3% of total net sales compared to 59.1% of total net sales in the nine months ended September 30, 1999. Sales of telecommunications products increased to 1.8% of net sales in the nine months ended September 30, 2000 compared to 0.5% in the nine months ended September 30, 1999. Sales of conventional products increased 6.2% in the nine months ended September 30, 2000 and represented 34.0% of total net sales compared to 40.4% in the nine months ended September 30, 1999.

     Net sales in the following geographic markets were:

                                    Nine Months Ended
                                      September 30,
                               ----------------------------
                                 2000                1999
                               --------            --------
                                      (in thousands)
North America ........         $ 63,507            $ 46,253
Japan ................           29,771              24,326
Europe ...............           23,163              23,119
Other Asia ...........            5,158               3,488
Rest of the World ....            5,462               2,945
                               --------            --------
                               $127,061            $100,131
                               ========            ========

     Net sales for the nine months ended September 30, 2000 at actual currency exchange rates increased 37.3% for North America, 22.4% for Japan, 0.2% for Europe, 47.9% for Other Asia, and 85.5% for Rest of the World. Net sales for the nine months ended September 30, 2000, calculated using foreign currency exchange rates for the same period in 1999, increased 13.6% for Japan and 12.9% for Europe.

     Net sales are attributed in the above geographic tables based on the location of our customer. Substantially all sales in North America, Other Asia and Rest of the World are denominated in U.S. dollars. Europe and Japan in the above table include sales from our European and Japanese sales subsidiaries, respectively. Export sales to countries not located in Asia are included in Rest of the World.

Cost of products sold and gross margin

     Cost of products sold includes all manufacturing materials and labor and an allocable share of overhead costs, as well as costs of shipping, tooling, royalties, third party products incorporated in our products and provisions for excess and obsolete inventories and warranty. Cost of products sold varies by product mix, product pricing, cost of materials, the proportion of third party products incorporated in systems manufactured by us, and manufacturing costs.

     Gross margin was $15.8 million and $8.1 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 95.5%. As a percentage of net sales, gross margin was 33.4% and 23.8% in the three months ended September 30, 2000 and 1999, respectively. Included in cost of sales for the three months ended September 30, 1999, was $3.7 million of inventory writeoffs. These inventory writeoffs related to hard drive disk texturing systems and technology changes for high power semiconductor-based lasers. Without these inventory writeoffs, gross margin for the three months ended September 30, 1999 was 34.6% of sales. The principal reason for the decline in gross margin as a percentage of net sales in the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was the impact of excess capacity as we ramp up our production of telecommunication products.

     Gross margin was $47.1 million and $31.2 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of 50.9%. As a percentage of net sales, gross margin was 37.0% and 31.1% in the nine months ended September 30, 2000 and 1999, respectively. Without the $3.7 million inventory writeoffs referred to above, gross margin for the nine months ended September 30, 1999 was 34.8% of sales. The principal reason for the increase in gross margin as a percentage of net sales in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was the increased sales which absorbed overhead at a higher rate in 2000 than 1999. Additionally, we experienced improved manufacturing yields in the production of semiconductor lasers in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. We anticipate that our gross margins for telecommunication products will reflect the impact of excess capacity as we ramp up our production of telecommunications products.

Operating expenses

     Operating expenses totaled $16.8 million and $14.3 million in the three months ended September 30, 2000 and 1999, respectively, representing an increase of 17.1%. As a percentage of net sales, operating expenses were 35.4% and 42.0% in the three months ended September 30, 2000 and 1999, respectively. Included in operating expenses for the three months ended September 30, 2000 and 1999 were purchased in process research and development expenses of $1.5 million in 2000 and restructuring costs of $2.0 million in 1999. Excluding such items, operating expenses increased 23.9% and were 32.3% and 36.2% of net sales in the three months ended September 30, 2000 and 1999, respectively.

     Operating expenses totaled $45.9 million and $40.6 million in the nine months ended September 30, 2000 and 1999, respectively, representing an increase of 13.1%. As a percentage of net sales, operating expenses were 36.1% and 40.5% in the nine months ended September 30, 2000 and 1999, respectively. Included in operating expenses for the nine months ended September 30, 2000 and 1999 were an in-process research and development charge of $1.5 million and a reversal of unused restructuring reserves of $0.1 million in 2000 and restructuring costs of $2.5 million in 1999. Excluding such items, operating expenses increased 17.0% and were 35.0% and 38.0% of net sales for the nine months ended September 30, 2000 and 1999, respectively.

     Research and development expenses represent expenses associated with Spectra-Physics funded research and new product development, and efforts designed to improve the performance of existing products and manufacturing processes. Customer funded product development engineering for certain OEM customers and the U.S. government, which to date has been minimal, is recorded as a reduction of research and development expenses. Research and development expenses are charged to operations as incurred.

     Research and development expenses totaled $5.7 million and $4.0 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 43.9%. As a percentage of net sales, research and development expenses were 12.0% and 11.6% in the three months ended September 30, 2000 and 1999, respectively. Research and development expenses totaled $17.3 million and $12.4 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of 40.0%. As a percentage of net sales, research and development expenses were 13.6% and 12.3% in the nine months ended September 30, 2000 and 1999, respectively. The principal reason for the increase in research and development expenses in 2000 as compared to 1999 was increased spending for high power semiconductor-based lasers and passive and active components for the telecommunications market. We expect that our spending for research and development will continue at a significant level for the foreseeable future.

     Selling, general and administrative expenses include the expenses of our sales and support subsidiaries in the United Kingdom, France, Germany, the Netherlands and Japan as well as our North American sales and support organization, and other administrative expenses such as legal and accounting.

     Selling, general and administrative expenses totaled $9.6 million and $8.4 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 14.5%. As a percentage of net sales, selling, general and administrative expenses were 20.2% and 24.5% in the three months ended September 30, 2000 and 1999, respectively. Selling, general and administrative expenses totaled $27.2 million and $25.7 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of 6.0%. As a percentage of net sales, selling, general and administrative expenses were 21.4% and 25.7% in the nine months ended September 30, 2000 and 1999, respectively.

Purchased In-Process Research and Development

     In September 2000, we acquired Laser Analytical Systems GmbH, a German based developer and manufacturer of solid state ultraviolet lasers for the telecommunications, computer and microelectronics manufacturing and research markets. This acquisition has been accounted for as a purchase; and accordingly, the accompanying financial statements include Laser Analytical Systems GmbH's results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition are not material. The amount allocated to purchased in-process research and development was determined through established valuation techniques in the industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Amounts allocated to goodwill and other intangibles will be amortized over five years.

     The total purchase price was allocated among the acquired assets as follows:

Dollars in thousands
Net working capital deficit, including acquisition costs of
  $200......................................................  $  (119)
Property, plant and equipment...............................      325
Purchased in process research and development...............    1,500
Intangible assets:
  Goodwill..................................................    1,031
  Existing technology.......................................    1,000
  Workforce.................................................      130
                                                              -------
     Total purchase price...................................  $ 3,867
                                                              =======

     Allocation of purchase price:

Cash paid...................................................  $  900
Debt assumed................................................   2,967
                                                              ------
                                                              $3,867
                                                              ======

     The purchase price allocation and intangible assets valuation was based on management's estimates of the after-tax net cash flows and gave explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any considerations specific to us which could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks/tradenames, patents, copyrights, non-compete agreements, assembled workforce, customer relationships and sales channel; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and
(iv) the allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for one generation of the products currently in process. As indicated above, we recorded a one-time charge of $1.5 million for purchased in-process research and development related to several development projects. The cost to complete these projects is estimated to be $1.0 million to $2.0 million. The charge related to the portion of these products, excluding existing technology, that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both us and Laser Analytical Systems GmbH. We will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require us to accelerate the time period over which the intangibles are being amortized. Significant assumptions used to determine the value of in-process research and development included several factors, including the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by management; (ii) percentage complete for the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both companies, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the existing technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the existing and in-process technologies, discount rates of 22% were used. The discount rates considered both the status and risks associated with the respective cash flows at the acquisition date.

Interest income

     Interest income totaled $0.1 million and $0.2 million in the three months ended September 30, 2000 and 1999, respectively. Interest income totaled $0.6 million in each of the nine months ended September 30, 2000 and 1999, respectively. Interest income was earned on our invested cash and cash equivalents and we incurred interest expense under our credit facilities. The decline in interest income for the three months ended September 30, 2000 resulted from lower average cash and cash equivalent balances and increased borrowings under our credit facilities during the period.

Foreign currency gain (loss)

     At September 30, 2000, we had contracts for the sale of foreign currencies and the purchase of U.S. dollars totaling $51.0 million. At September 30, 2000, we had deferred gains relating to our foreign currency contracts of approximately $1.5 million (net of income taxes), substantially all of which is expected to be recognized in income over the next twelve months.

     The following table provides information about our foreign currency derivative financial instruments outstanding as of September 30, 2000. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

     Foreign currency spot/forward contracts (in thousands, except average contract rates):

                                                                  AVERAGE
                                 NOTIONAL                         CONTRACT
                                  AMOUNT                            RATE
                                 --------                         --------
Japanese Yen .............       $32,343                          101.135
British Pound Sterling....         3,353                            0.662
German Marks .............         3,336                            1.998
Euro......................        10,216                            1.074
Other.....................         1,712                               --
                                 -------
                                 $50,960
                                 =======
Estimated fair value .....       $ 1,531
                                 =======

     The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

     During each of the three months ended September 30, 2000 and 1999, we recorded a foreign currency loss of $0.1 million. During the nine months ended September 30, 2000 and 1999 we recorded foreign currency gains of $0.3 million and $0.1 million, respectively. These losses and gains related to foreign exchange rate movements on unhedged accounts receivable.

Income tax expense

     Prior to February 2000, we filed consolidated tax returns with certain members of Thermo Electron Corporation's consolidated tax group. Income tax expense was provided in the financial statements as if we were a separate taxable entity. Effective February 2000, we will no longer be a member of such consolidated tax group for federal income tax purposes. As a result of our no longer filing consolidated tax returns with the Thermo Electron Corporation consolidated group, in the third quarter of 2000 we received approximately $5.5 million from Thermo Electron Corporation in settlement of the use by Thermo Electron Corporation in its consolidated tax return of certain of our net operating loss carryforwards. These net operating loss carryforwards are no longer available to us to reduce future taxable income. The amount received from Thermo Electron Corporation reduced deferred tax assets by $4.6 million.

     We recorded income tax benefits of $0.1 million and $2.3 million in the three months ended September 30, 2000 and 1999 and $3.3 million in the nine months ended September 30, 1999, respectively. We recorded tax expense of $0.9 million in the nine months ended September 30, 2000.

     For the nine months ended September 30, 2000, our effective tax rate of 46.8% represented our statutory rate adjusted for certain tax reserves no longer needed and for non-deductible in-process research and development expenses associated with the acquisition of LAS.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, we had working capital of $55.9 million, including cash and cash equivalents of $21.4 million, compared to working capital at December 31, 1999 of $57.9 million, including cash and cash equivalents of $23.3 million.

     Cash provided by operating activities was $3.0 million in the nine months ended September 30, 2000 compared cash used in operating activities of $3.1 million in the nine months ended September 30, 1999. Cash provided by operating activities for the nine months ended September 30, 2000 represented net income for the period of $1.0 million, adjusted for the non-cash impact of depreciation and amortization of $5.8 million, purchased in-process research and development of $1.5 million and realization of deferred tax assets of $4.6 million, offset by the use of cash for operating assets and liabilities of $10.0 million. Cash used in operating activities for the nine months ended September 30, 1999 represented the net loss for the period of $5.4 million adjusted for the non-cash impact of depreciation and amortization of $4.9 million, inventory write-offs of $3.7 million, and the non-cash portion of the restructuring charge of $0.7 million, increased by the use of cash for operating assets and liabilities of $6.9 million.

     Cash used in investing activities, principally the purchase of property, plant and equipment, was $15.1 million and $8.9 million in the nine months ended September 30, 2000 and 1999, respectively.

     Cash provided by financing activities was $11.5 million in the nine months ended September 30, 2000. Cash was provided by credit facilities of $6.9 million and by exercises of stock options of $4.6 million. Cash used in financing activities of $0.8 million in the nine months ended September 30, 1999 was the net payment on credit facilities. The effect of foreign currency exchange rate changes on cash was $1.3 million and $0.4 million in the nine months ended September 30, 2000 and 1999, respectively.

     These activities resulted in a decrease in cash and cash equivalents of $1.8 million and $13.2 million in the nine months ended September 30, 2000 and 1999, respectively.

     We have unsecured short-term credit facilities with several banks in Japan. The facilities allow aggregate borrowings of 2.1 billion Yen, or $19.4 million based on the exchange rate at September 30, 2000, and bear interest at 1.625% per annum. At September 30, 2000 there were approximately $14.5 million of borrowings outstanding under these facilities. Our foreign subsidiaries other than Japan have credit facilities denominated in local currencies aggregating $4.5 million, $0.8 million of which was outstanding as of September 30, 2000. From time to time, the amount available under the credit facilities will be reduced by the amount of performance bonds outstanding guaranteed by the applicable bank to our customers. We have available in the U.S. a $15.0 million unsecured credit facility with a bank through December 2000, at which time the amount outstanding under the facility converts to a two year term loan. At September 30, 2000, we had $8.0 million outstanding under this facility. We also have available in the U.S. a $10.0 million unsecured credit facility with a bank through November 2000. At September 30, 2000 there were no borrowings under this facility.

     We have reviewed our short- and long-term liquidity needs. We anticipate that our liquidity needs for at least the next twelve months will be met by cash flows from operations and existing cash balances.

European Monetary Union (EMU)

     The euro is the new currency introduced by certain European countries collectively known as the European Monetary Union, or EMU. The euro was introduced on January 1, 1999 and the eleven participating EMU members established fixed conversion rates between their existing currencies, or legacy currencies, and the euro. The legacy currencies have no value of their own but are subsets of the euro. The legacy currencies and the euro will both be used through June 30, 2002 when the legacy currencies will be withdrawn.

     The introduction of the euro could have an adverse impact on our information systems, our markets and the economies in which we operate.

     With regard to information systems, the euro had no material impact on our information systems through September 30, 2000. We believe the euro will have no material impact on our systems in 2000. Furthermore, our review indicates that our information systems can operate when the legacy currencies are withdrawn in 2002. As that date gets closer, we expect to conduct another survey concerning the euro's impact on our information systems.

     With regard to our markets, we have reviewed our customer list and current selling practices and expect no material adverse impact from the introduction of the euro.

     We are currently unable to determine the ultimate long term financial impact of the exclusive use of the euro on our markets and on the economies of the countries in which we operate. This impact will be dependent upon the evolving competitive situations and macro-economic impact of the introduction of the euro.

EUROPEAN MONETARY UNION (EMU)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in the Company's exposure to market risk since December 31, 1999. See Spectra-Physics Lasers, Inc.'s Annual Report on Form 10-K dated December 31, 1999.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

Our facilities and operations are subject to various environmental laws and employee safety laws. Further, compliance with environmental laws also may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. Although we believe that our operations are in compliance in all material respects with current requirements under environmental laws and employee safety laws, the nature of our operations exposes us to the risk of liabilities or claims with respect to such matters.

Some environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of certain hazardous substances. These laws also provide for responses to and liability for releases of certain hazardous substances into the environment. The nature of our operations and the long history of industrial uses at some of our current or former facilities expose us to risk of liabilities or claims under these laws. In 1988, we were named on the General Notification List of the Environmental Protection Agency stating that we may be a potentially responsible party under the laws for hazardous substances which may have been generated by our former operations at a former site.

Since that time, we have not been named in the Environmental Protection Agency's first or second tier lists, and have not been pursued as a potentially responsible party by the Environmental Protection Agency or any of the other potentially responsible parties. In 1991, we were named by the California Regional Water Quality Control Board as a discharger of solvents to soil and groundwater from our Mountain View facility.

Since 1984, our facilities in Mountain View have been undergoing investigation and remediation in response to past releases of industrial solvents to the soil and groundwater. In addition, the impacted groundwater has migrated to what is referred to as the North Bayshore Area. As a result of these past releases, the Mountain View site and other neighboring sites are listed on the Superfund List under federal environmental laws. We are subject to orders that require us to perform remediation on-site and off-site and investigate other potentially responsible parties. Pursuant to these orders and other orders issued to other responsible parties, we and other responsible parties are jointly performing and funding groundwater extraction, treatment and monitoring. All of the required soil and groundwater remediation and monitoring systems currently required by the order are in place, and consequently the initial capital expenses for these systems have been incurred.

Based on our experience to date, we believe that the future cost of compliance with existing environmental laws (or liability for known environmental liabilities or claims) and employee safety laws should not have a material adverse effect on our business, operating results and financial condition. However, future events, such as changes in existing laws and regulations or their interpretation, or the discovery of heretofore unknown contamination, may give rise to additional compliance costs or liabilities that could have a material adverse effect on our business, operating results and financial condition. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, may require additional expenditures by us that may be material.

On June 19, 2000, Rockwell Technologies LLC filed a complaint against both Spectra Physics and our Opto Power subsidiary in the United States District Court for the District of Delaware. The complaint alleges that both we and Opto Power have infringed U.S. Patent No. 4,368,098 entitled "Epitaxial Composite and Method of Making." Rockwell avers that Opto Power has infringed the patent by performing the patented process and by using wafers manufactured by the patented process and that we have infringed the patent by using and/or selling products made by the patented process. Rockwell seeks damages, including increased damages due to defendants' alleged willful infringement, plus costs and attorney fees. Rockwell has not sought injunctive relief as the patent has already expired. We believe that Rockwell's allegations are without merit and we intend to vigorously defend this action.

The resolution of this dispute is uncertain, in part because the issues underlying the case depend upon discovery of many facts, some of which concern inventions and related circumstances dating back many years, and in part because the action has been recently filed and our analysis of the case is ongoing. We cannot assure that Rockwell will not ultimately prevail in this dispute. If Rockwell were to prevail, it is possible that Rockwell could recover substantial monetary damages, based on past sales of our products for a number of years. Our efforts to defend Rockwell's claim against us may involve significant expense to us and could divert the attention of our technical and management personnel. An adverse outcome in this case could materially harm our business or results of operations.

On February 17, 2000, IHD, Inc. filed a complaint against us in the Court of Common Pleas, Hamilton County, Ohio asserting a breach of warranty claim relating to defective surgical laser systems. This action has been removed to the United States District Court for the Southern District of Ohio. We believe that IHD, Inc.'s claims are without merit. We intend to vigorously defend this action and believe that the ultimate resolution of these claims will not have a material adverse effect on our financial position or results of operations.

We are subject to various claims which arise in the normal course of business. We believe the ultimate resolution of these claims will not have a material adverse effect on our financial position or results of operations.

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

   4.1 Specimen of Common Stock Certificate (Incorporated by reference to exhibit 4.1 of Amendment No. 1 of the Company's Registration Statement on Form S-1 (No. 333-38329))

  10.1    2000 Spectra-Physics Lasers, Inc. Stock Incentive Plan, as amended

  10.2    Amendment No. 1 to the 1997 Spectra-Physics Lasers, Inc. Stock Option
          Plan

  27.1    Financial Data Schedule


     (b)  REPORTS ON FORM 8-K:

          None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Spectra-Physics Lasers, Inc.

Date: October 31, 2000                           /s/ PATRICK L. EDSELL
                                        ----------------------------------------
                                                   Patrick L. Edsell
                                                Chairman, President and
                                                Chief Executive Officer


Date: October 31, 2000                              /s/ SETH HALIO
                                        ----------------------------------------
                                                      Seth Halio
                                         Vice President, Finance, and Treasurer
                                             (Principal Financial Officer)

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

   4.1 Specimen of Common Stock Certificate (Incorporated by reference to exhibit 4.1 of Amendment No. 1 of the Company's Registration Statement on Form S-1 (No. 333-38329))

  10.1    2000 Spectra-Physics Lasers, Inc. Stock Incentive Plan, as amended

  10.2    Amendment No. 1 to the 1997 Spectra-Physics Lasers, Inc. Stock Option
          Plan

  27.1    Financial Data Schedule