Form 10-K
period 2000-12-31
SPECTRA PHYSICS LASERS INC
filed 2001-03-19
CIK 1047385

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

           1335 TERRA BELLA AVENUE, MOUNTAIN VIEW, CALIFORNIA, 94043
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 650-961-2550

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE
                             (TITLE OF EACH CLASS)

                                      NONE
                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of February 1, 2001, 16,687,816 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on February 3, 2000) of Spectra-Physics Lasers, Inc., held by nonaffiliates was $95,480,000. For purpose of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be 'affiliates' as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be filed on or prior to April 30, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Spectra-Physics Lasers, Inc. designs, develops, manufactures and distributes semiconductor-based lasers and laser optics for a variety of end-markets. Our nearly forty years of laser and optic experience has enabled us to offer products to the telecommunications industry. Our telecommunications products include passive and active optical components. Passive components are used to mix, filter, and adjust the optical signals transmitted through a fiber optic network. Active components generate and amplify optical signals, or light. We have shipped commercial volumes of passive optical components to several customers and have shipped prototype quantities of active and passive optical components for testing to other customers. We have also been a leader in developing laser products for a variety of other commercial markets, including the computer and microelectronics manufacturing, industrial manufacturing, medical, image recording and research and development markets. Our major customers include JDS Uniphase/SDL, Applied Materials, Corning, Oplink, 3D Systems, Becton Dickinson, ESI, GSI Lumonics, IBM, Matsushita, AGFA and Yaman.

     Voice and data traffic transmitted over communications networks such as the Internet is growing rapidly. According to RHK, a leading telecommunications market research and consulting firm, Internet carrying capacity will increase from 350,000 terabytes, or trillions of bits, per month at the end of 1999, to over 15 million terabytes per month in 2003. Network service providers have historically relied on electronic signals for the generation, processing, transmission and display of voice and data traffic. A significant amount of this traffic is still transmitted by sending electronic signals through copper wires or coaxial cables. However, because electronic signals are subject to performance and transmission capacity limitations, they have proven to be insufficient in handling the increasing volume of data and video traffic travelling across the telecommunications infrastructure. These limitations have caused network congestion and decreased network reliability.

     Communications service providers are investing significantly in optical networks to address these issues, resulting in increased demand for laser and optical components. According to RHK, the optical component market is expected to grow at a 37% compound annual growth rate from $6.6 billion in 1999 to $23.0 billion in 2003.

     In addition to telecommunications applications, lasers are used in a number of other commercial markets. High power lasers have been used for a variety of materials processing and medical applications and for research and development. Because semiconductor-based lasers offer lower operating costs, smaller size, higher reliability and greater efficiency, the commercial laser industry is undergoing a fundamental technology transition to high power semiconductor-based lasers.

     We believe our products enable our customers to maintain technological leadership, improve quality and increase functionality, while reducing the cost per photon. Our goal is to continue to grow our business by becoming a leading supplier of passive and active optical components to the telecommunications industry and maintaining a leading position in selling semiconductor-based lasers in other high growth markets. The key elements of our business strategy are:

     - focus our research and development efforts on high revenue growth opportunities in selected markets;

     - continue to expand our manufacturing capacity and capabilities;

     - pursue strategic investments and acquisitions of businesses and technologies; and

     - leverage the benefits of our vertically integrated manufacturing processes.

     Thermo Electron Corporation, a company whose common stock is traded on the New York Stock Exchange, indirectly owned approximately 78.1% of our outstanding common stock at December 31, 2000, which common stock is subject to a registration rights agreement in favor of a subsidiary of Thermo Electron Corporation.

     In this report, "Spectra-Physics", "we", "us" and "our" refers to Spectra-Physics Lasers, Inc. and its subsidiaries.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Certain information in this Annual Report on Form 10-K, including but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section of Item 1 of this Annual Report on Form 10-K, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such information.

                                  RISK FACTORS

RISKS RELATED TO OUR FINANCIAL RESULTS

OUR OPERATING RESULTS FLUCTUATE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

     Our quarterly and annual financial results have fluctuated significantly in the past as a result of a number of factors, many of which are beyond our control. Our stock price may decline substantially if these fluctuations cause our financial performance to fall below expectations of securities analysts and investors.

     - In recent years, our fourth quarter net sales have represented a disproportionately high portion of our annual net sales, and our first quarter net sales have declined significantly compared to the preceding fourth quarter.

     - We believe the quarterly fluctuations have occurred in part because of seasonal sales patterns related to our customers' fiscal years and in part from our incentive compensation plan which compensates employees based on annual results.

     - The non-linear pattern of our product shipments has caused inefficiencies in asset and employee utilization. Despite the fluctuations in our quarterly sales patterns, our operating expenses have been incurred on an approximately ratable basis.

     - Results in any future period could be affected by these or similar factors, as well as more general risks including changes in market demand, the cost and availability of components, the mix of our customer base and sales channels and the mix of products sold.

     - Our annual sales and net income have fluctuated in the past and may fluctuate in the future, as described in the "Selected Financial Data" and the "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IF WE ARE UNABLE TO DEVELOP OR ACQUIRE NEW PRODUCTS FOR THE TELECOMMUNICATIONS INDUSTRY, OUR REVENUES MAY NOT GROW AND OUR STOCK PRICE MAY DECLINE

     Our current plan for growth depends upon our ability to develop or acquire new products for the telecommunications industry. We intend to grow through a combination of internally developed new products and acquisitions. If we are not successful in developing and marketing optical component products, our financial results would be adversely affected and our stock price may decline.

     As part of our business strategy, we also expect to pursue acquisitions of other companies, technologies and complementary product lines. Although we have no current agreements to do so, acquisitions typically involve significant risks that could impair the intended benefits of the acquisitions, such as:

     - difficulties in manufacturing and selling the products of the businesses acquired;

     - insufficient demand for these acquired products by our customers;

     - inability to integrate the acquired businesses' operations, products and personnel;

     - loss of key personnel of the acquired businesses;

     - difficulties in expanding our financial and management systems and other resources needed to manage growth effectively;

     - issuance of stock to pay for the acquisitions which may dilute existing stockholders' ownership; or

     - debt incurred or assumed to complete the acquisitions.

     Other factors that could adversely affect our stock price include the effect of expenses for in-process research and development, and amortization of goodwill and other intangible assets.

     If any of the intended benefits of the acquisitions are impaired by these risks, our results of operations may be adversely affected and our stock price may decline.

RISKS RELATED TO THE TELECOMMUNICATIONS INDUSTRY

WE HAVE NOT, TO DATE, GENERATED SIGNIFICANT REVENUES FROM OUR PRODUCT SALES TO THE TELECOMMUNICATIONS INDUSTRY, AND IF WE DO NOT GROW REVENUES FROM THESE PRODUCTS, OUR RESULTS OF OPERATIONS WOULD LIKELY BE ADVERSELY AFFECTED AND OUR STOCK PRICE MAY DECLINE

     We began generating revenues from our product sales to the telecommunications industry in 1999. To date, our revenues from these products have not been a significant portion of our overall revenues and only represent 4% of net sales for the twelve months ended December 31, 2000. Because we have only recently begun to sell telecommunications products, we may be unable to accurately forecast our revenues from sales of these products, and we have limited historical financial data upon which to plan future operating expenses.

     Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than we project. Major new product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, operating results in a given quarter could be less than expected. We may not be able to address the risks associated with our limited operating history in an emerging market and our business strategy may not be sustainable. Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our operating results and may result in volatility or a decline in our stock price.

IF THE OPTICAL NETWORKING MARKET DOES NOT EXPAND AS WE ANTICIPATE, DEMAND FOR OUR TELECOMMUNICATIONS PRODUCTS MAY DECLINE, WHICH WOULD ADVERSELY IMPACT OUR TELECOMMUNICATIONS REVENUES AND RESULTS OF OPERATIONS

     We sell our telecommunications products to network equipment providers for use in their optical networking systems. Therefore, our future success in the telecommunications industry depends on continued increase in demand for communications bandwidth coupled with continuing growth of optical networks to meet that demand. The optical networking market is relatively new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards.

     Because this market is new, it is difficult to predict its potential size or future growth rate, and the demand for our telecommunications products. Widespread adoption of optical networks is critical to our future success in the telecommunications market. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, like optical networks. Our success in generating revenues in this emerging market will depend on:

     - maintaining and enhancing our relationships with our customers;

     - educating potential end-user customers and network service providers about the benefits of optical components; and

     - accurately predicting and developing our telecommunications products to meet industry standards.

     If we fail to address these factors or changing market conditions, the sales of our telecommunications products may decline, which would adversely impact our revenues and results of operations.

IF WE CANNOT INCREASE OUR SALES VOLUMES, REDUCE OUR COSTS OR INTRODUCE HIGHER MARGIN PRODUCTS TO OFFSET ANTICIPATED REDUCTIONS IN THE AVERAGE SELLING PRICE OF OUR TELECOMMUNICATIONS PRODUCTS, OUR OPERATING RESULTS WILL SUFFER

     We have experienced decreases in the average selling prices of some of our telecommunications products. We expect that the average selling price of our products may continue to decrease in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes or changing our product mix or by decreasing our manufacturing costs, our net telecommunications revenues and gross margins will likely decline. If we cannot maintain or improve our gross margins, our financial position may be harmed and our stock price may decline.

SALES TO ANY SINGLE TELECOMMUNICATIONS CUSTOMER MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE

     Customers in the telecommunications industry tend to order large quantities of products on an irregular basis. Telecommunications customers who account for a significant portion of sales of our products in one quarter may not place any orders in the succeeding quarter. These ordering patterns may result in significant quarterly fluctuations in our revenues from the sale of our telecommunications products and operating results.

     If current telecommunications customers do not continue to place significant orders, we may not be able to replace these orders with new orders from new customers. None of our current telecommunications customers have minimum purchase obligations, and they may stop placing orders with us at any time. For example, any downturn in our customers' businesses could significantly decrease sales of our products to these customers. The loss of any of our key telecommunications customers or a significant reduction in sales to these customers could significantly reduce our net telecommunications revenues.

THE LONG SALES CYCLES FOR OUR TELECOMMUNICATIONS PRODUCTS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE

     The long, variable and unpredictable sales and implementation cycles for our telecommunications products may also contribute to fluctuations in operating results and uncertainty in achieving revenue growth from these products. We do not recognize revenue until a product has been shipped to a customer and collection is reasonably assured. Customers often view the purchase of our telecommunications products as a significant and strategic decision. As a result, these customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing processes.

     The telecommunications customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. In addition, some of our customers require that our telecommunications products be qualified under Telcordia requirements, which can exceed nine months. These requirements are specifications based on documents published by Telcordia, a successor to Bellcore, relating to testing communications equipment for environmental, electrical and optical performance. While these customers are evaluating our products and before they place an order with us, we may incur substantial expenses to customize our products to the customer's needs. We may also expend significant management effort, increase manufacturing capacity and order long lead time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products.

IF ONE OR MORE OF OUR KEY TELECOMMUNICATIONS CUSTOMERS SUBSTANTIALLY REDUCED ORDERS OF OUR PRODUCTS, SALES OF OUR TELECOMMUNICATIONS PRODUCTS WOULD SUFFER

     Our telecommunications customer base is highly concentrated. We sell component products to these customers who in turn incorporate our products into other products or systems for resale to their customers in the telecommunications industry. Approximately 64% of our net sales from the sale of telecommunications products for the twelve months ended December 31, 2000, was obtained from four customers.

     We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of sales of our telecommunications products. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders, we may not be able to replace these orders with new orders from new customers.

     In the telecommunications market, our customers evaluate our products and competitive products for deployment in their telecommunications systems. Our failure to be selected by a customer for particular system projects could adversely impact our business, operating results and financial condition. We would be similarly affected adversely if our customers select us, but our customers are not selected as the primary supplier for an overall system installation.

OUR TELECOMMUNICATIONS PRODUCTS ARE DEPLOYED IN LARGE AND COMPLEX SYSTEMS AND MAY CONTAIN DEFECTS THAT ARE NOT DETECTED UNTIL AFTER OUR PRODUCTS HAVE BEEN INSTALLED, WHICH COULD RESULT IN LEGAL CLAIMS AGAINST US, DAMAGE OUR REPUTATION AND CAUSE US TO LOSE CUSTOMERS

     Some of our telecommunications products are designed to be deployed in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our optical components may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been deployed and operated under peak stress conditions. In addition, our telecommunications products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

     - loss of customers;

     - damage to our brand reputation;

     - failure to attract new customers or achieve market acceptance;

     - diversion of development and engineering resources; and

     - legal actions by our customers.

     The occurrence of any one or more of the foregoing factors could cause our operating results to be negatively impacted.

RISKS RELATING TO OUR BUSINESS

IF WE ARE UNABLE TO COMMERCIALIZE NEW AND ENHANCED PRODUCTS FOR DIVERSE APPLICATIONS THAT MEET THE NEEDS OF OUR CUSTOMERS IN A TIMELY MANNER, OUR NET REVENUES MAY DECLINE

     Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with the efforts of our suppliers to rapidly achieve volume production. If we fail to effectively transfer production processes, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our net revenue may decline.

     As we target new product lines and markets, we will further increase our sales and marketing, customer support and administrative functions to support anticipated increased levels of operations from these new products and markets as well as growth from our existing products. We may not be successful in creating this infrastructure nor may we realize any increase in the level of our sales and operations to offset the additional expenses resulting from this increased infrastructure.

INTERRUPTIONS AFFECTING OUR KEY SUPPLIERS COULD DISRUPT PRODUCTION, COMPROMISE OUR PRODUCT QUALITY AND ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

     A number of components necessary for the manufacture and operation of many of our products such as crystals, ceramic components and Q switches, which control the release of energy in a laser, are obtained from a sole supplier or a limited group of suppliers. We have experienced shortages of these supplies in the past. We do not maintain long term supply agreements with any of our suppliers. Our reliance on a sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing. The disruption or termination of any of these sources could seriously harm our business, operating results and financial condition. Any inability to obtain adequate deliveries or any other circumstances that would require us to seek alternative sources of supply or to manufacture the components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could seriously harm our business, operating results and financial condition.

IF WE FAIL TO SUCCESSFULLY MANAGE OUR EXPOSURE TO THE WORLDWIDE FINANCIAL MARKETS, OUR OPERATING RESULTS COULD SUFFER

     We are exposed to financial market risks relating to foreign currency exchange rates. We utilize derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We hedge currency risks of a substantial portion of our sales and a portion of our receivables denominated in foreign currencies with forward currency contracts. Gains and losses on these foreign currency sales and receivables are generally offset by corresponding gains and losses on the related hedging instruments, resulting in negligible net exposure to us. Our hedging programs reduce, but do not eliminate, the impact of foreign currency exchange rate movements.

IF WE FAIL TO OBTAIN ADDITIONAL CAPITAL IN THE AMOUNTS AND UPON THE TERMS REQUIRED, OUR BUSINESS COULD SUFFER

     We are devoting substantial resources for new facilities, including expansion of our Oroville, California facility, and equipment for the production of passive and active components used in the telecommunications industry and for the development of semiconductor-based lasers. Although we believe existing cash balances, cash flow from operations and available lines of credit will be sufficient to meet our capital requirements at least for the next twelve months, we may be required to seek additional equity or debt financing to compete effectively in these markets. We cannot precisely determine the timing and amount of our capital requirements, which will depend on several factors, including potential acquisitions that we may identify in the future and the demand for our existing and planned new products. Additional financing we may need may not be available when needed, or, if available, may not be on terms satisfactory to us, which could cause our business to suffer.

IF OUR BUSINESS OPERATIONS ARE INSUFFICIENT TO REMAIN COMPETITIVE IN OUR INDUSTRY, OUR OPERATING RESULTS COULD SUFFER

     The laser and telecommunications markets in which we sell our products are highly competitive. In each of the markets we serve, we face intense competition from established competitors. Many of these competitors have financial, engineering, manufacturing, marketing, service, and support resources substantially greater than ours.

     Many of our competitors may also have substantially greater name recognition, manufacturing expertise and capability and longer standing customer relationships than do we.

     In our telecommunications market, direct competitors include Aurora Networks, Barr Associates, Corning, Harmonic Lightwave, IPG Photonics, JDS Uniphase/SDL, Lucent, and MPB Technologies. In our other commercial markets, direct competitors include Coherent, Continuum, a division of Hoya, JDS Uniphase/SDL, Lightwave Electronics and Siemens. None of our competitors competes in all of the product areas and industries currently served by us. However, as existing or new markets continue to grow, we expect that new competitors will emerge and present competitors will seek to increase their market share.

     Some of our customers are companies with which we currently compete or in the future may compete. In addition, some of our customers have been or could be acquired by, or enter into strategic relations with, our competitors. We anticipate that further consolidation will occur in our industry, thereby possibly increasing competition in our target markets.

     To remain competitive, we believe we must maintain a substantial investment in research and development, marketing, sales and customer service and support. We may not compete successfully in all or some of our markets in the future. We may not have sufficient resources to continue to make investments in new products. We may not be able to achieve the technological advances needed to make our products competitive. In addition, technological changes or development efforts by our competitors may render our products or technologies obsolete or less competitive.

     Our current or potential competitors may develop or acquire products comparable or superior to those developed by us, or combine or merge to form larger, more significant competitors. Consolidation in the laser and laser optics industry could intensify the competitive pressures that we face. We cannot predict the extent to which such transactions among industry participants could adversely affect our business.

     In addition, we cannot assure that markets will develop for any new products we may develop, or that our products will be competitive with other technologies or products that may be developed by others. We expect that both direct and indirect competition will increase in the future. We believe that increased competition has caused, and is expected to cause in the future, price reductions, reduced margins and loss of market share, any of which could seriously harm our business, operating results and financial condition.

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL, OUR BUSINESS COULD SUFFER

     We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to manufacture and sell our products. Our future depends, in part, on our ability to attract and retain key personnel. In order to implement our business plan, we must hire a significant number of additional employees in the next twelve months, particularly engineering, sales and manufacturing personnel.

     Competition for highly skilled engineers is extremely intense, especially in the San Francisco Bay Area where we are primarily based. We are currently experiencing difficulty in identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be difficult to replace.

     We do not maintain a key person life insurance policy on our chief executive officer or any other officer. The loss of the services of one or more of our executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise materially harm our business, financial condition and operating results.

WE FACE RISKS RELATED TO OUR INTERNATIONAL OPERATIONS AND SALES, WHICH MAY ADVERSELY AFFECT OUR BUSINESS

     International sales accounted for approximately 50% of our net sales in 2000, 55% of our net sales in 1999 and 46% of our net sales in 1998. We expect that international sales will continue to account for a significant portion of our net sales. We may continue to expand our operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources.

     Since a significant portion of our foreign sales are denominated in U.S. dollars, our products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar, such as the recent decline of the euro against the U.S. dollar. Furthermore, the sales made by many of our original equipment manufacturer customers depend on international sales, and consequently further expose us to the risks associated with international sales.

     Other risks of international sales include:

     - unanticipated tax, regulatory, economic or political changes that could adversely affect our foreign sales;

     - tariffs and trade barriers;

     - seasonal reductions in business activities in the summer months in Europe and other overseas countries;

     - difficulties in staffing, management and integration of foreign operations due to language, cultural and logistical factors; and

     - potentially longer payment cycles from our foreign customers and increased difficulty in collecting from foreign accounts.

FAILURE TO COMPLY WITH DOMESTIC AND FOREIGN ENVIRONMENTAL AND EMPLOYEE SAFETY LAWS COULD ADVERSELY IMPACT OUR BUSINESS OR RESULTS OF OPERATIONS

     Our operations are governed by laws relating to air emissions, wastewater discharge, and chemical and hazardous waste management and disposal and workplace safety and worker health, primarily the Occupational Safety and Health Act. The nature of our operations exposes us to the risk of liabilities or claims under these laws.

     Under some environmental laws, owners or operators of land or businesses are liable for their own and for previous owners' or operators' releases of hazardous or toxic substances. Our own operations and the long history of industrial uses at some of our current or former facilities expose us to risk of liabilities or claims under these environmental laws.

     Based on our experience to date, we believe that the future cost of compliance with existing environmental laws, or liability for known environmental liabilities or claims, and employee safety laws should not have a material adverse effect on our business, operating results or financial condition. However, future events, such as changes in existing laws or their interpretation, or the discovery of previously unknown contamination, may give rise to additional compliance costs or liabilities that could seriously harm our business, operating results or financial condition.

ANY FAILURE OF THE CAPACITY, RELIABILITY AND SECURITY OF OUR INFORMATION TECHNOLOGY HARDWARE AND SOFTWARE COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS

     If we grow our business, we will likely need to expand and adapt our information technology systems. We may not successfully and in a timely manner upgrade and maintain our information technology infrastructure. If future demands on this infrastructure exceed our current forecasts or if we do not upgrade these systems as needed, we could experience technical difficulties and unexpected costs that could harm our results of operations. Upgrading the infrastructure will require substantial financial, operational and management resources, the expenditure of which could also adversely affect the results of our operations.

RISKS RELATED TO MANUFACTURING OUR PRODUCTS

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING VOLUMES, YIELDS OR SUFFICIENT PRODUCT RELIABILITY, OUR OPERATING RESULTS COULD SUFFER

     The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers, or their inadvertent use of defective or contaminated materials, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Some of our business units have in the past experienced lower than expected production yields, which could delay product shipments and impair gross margins. These business units or any of our other manufacturing facilities may not maintain acceptable yields in the future. To the extent we do not achieve acceptable manufacturing yields or experience product shipment delays, our business, operating results and financial condition would be seriously harmed.

     We rely on our production capability to manufacture our laser optics and semiconductor lasers. Because we manufacture, package and test these products at our own facilities, and such products are not readily available from other sources, any interruption in manufacturing resulting from shortages of parts or equipment, fire, earthquake, natural disaster, equipment failures or otherwise would seriously harm our business, operating results and financial condition.

     As our customers' needs for our products increase, we must increase our manufacturing volumes to meet these needs and satisfy customer demand. Failure to do so may materially harm our business, operating results and financial condition. In some cases, existing manufacturing techniques, which involve substantial manual labor, may be insufficient to achieve the volume or cost targets of our customers. As such, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve the targeted volume and cost levels. In addition, it is frequently difficult at a number of our manufacturing facilities to hire qualified manufacturing personnel in a timely fashion, if at all, when customer demands increase over shortened time periods. While we continue to devote research and development efforts to improvement of our manufacturing techniques and processes, we may not achieve manufacturing volumes and cost levels in our manufacturing activities that will fully satisfy customer demands.

IF WE FAIL TO ACCURATELY FORECAST OUR REQUIREMENTS FOR MATERIALS FOR MANUFACTURING, WE MAY INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS

     We use rolling forecasts based on product orders to determine our requirements for materials. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary materials. Lead times for materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the materials at a given time. For substantial increases in production levels, some suppliers may need six months or more lead time. If we overestimate our requirements for materials, we may have excess inventory, which would increase our costs. If we underestimate our requirements for materials, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our operating results.

IF OUR CUSTOMERS DO NOT QUALIFY OUR MANUFACTURING PROCESSES FOR VOLUME SHIPMENTS, OUR OPERATING RESULTS COULD SUFFER

     Customers will not purchase any of our telecommunications products, other than limited numbers of evaluation units, prior to qualification of the manufacturing processes for the product. Each new manufacturing process must go through varying levels of qualification with our customers. This qualification process determines whether the manufacturing processes achieve the customers' quality, performance and reliability standards. Delays in qualification can cause a product to be dropped from a long term supply program and result in significant lost revenue opportunity over the term of that program. If we fail in the timely qualification of these or other new manufacturing processes, our operating results and customer relationships would be adversely affected.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

WE MAY NOT OBTAIN THE INTELLECTUAL PROPERTY RIGHTS WE REQUIRE, WHICH COULD IMPAIR OUR COMPETITIVE POSITION

     Numerous patents in our industries are held by others, including academic institutions and our competitors. In the past, we have acquired and in the future we may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary for our business. Unless we are able to obtain licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products for our markets.

     We are a licensee of a number of third party technologies and intellectual property rights and are required to pay royalties to these third party licensors on some of our products. Generally, a license, if granted, includes payments by us of up-front fees, ongoing royalties or a combination thereof. While in the past licenses generally have been available to us where third party technology was necessary or useful for the development or production of our products, in the future, licenses to third party technology may not be available on commercially reasonable terms, if at all. The inability to obtain such third party technology on commercially reasonable terms could have a significant adverse impact on our operating results.

OUR PRODUCTS AND PROCESSES MAY BE SUBJECT TO THE CLAIMS THAT THEY INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH COULD IMPAIR OUR COMPETITIVE POSITION

     The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have in the past received, and may from time to time in the future receive, notices from third parties claiming that our products or processes infringe upon third party proprietary rights.

     Any potential intellectual property litigation could also force us to do one or more of the following, any of which could harm our business:

     - stop selling, incorporating or using our products or processes that use the disputed intellectual property;

     - obtain, if available, third party licenses to sell or use the disputed technology on reasonable terms; or

     - redesign our products or processes that use the disputed intellectual property.

     On June 19, 2000, Rockwell Technologies LLC filed a complaint against both Spectra-Physics and our Opto Power subsidiary in the United States District Court for the District of Delaware. The complaint alleges that both we and Opto Power have infringed U.S. Patent No. 4,368,098 entitled "Epitaxial Composite and Method of Making." Rockwell avers that Opto Power has infringed the patent by performing the patented process and by using wafers manufactured by the patented process and that we have infringed the patent by using and/or selling products made by the patented process. Rockwell seeks damages, including increased damages due to defendants' alleged willful infringement, plus costs and attorney fees. Rockwell has not sought injunctive relief as the patent has already expired. On January 9, 2001, the Court entered a Scheduling Order setting the trial date for February 5, 2002. We believe that Rockwell's allegations are without merit and we intend to vigorously defend this action.

     The resolution of this dispute is uncertain, in part because the issues underlying the case depend upon discovery of many facts, some of which concern inventions and related circumstances dating back many years, and in part because our analysis of the case is ongoing. We cannot assure that Rockwell will not ultimately prevail in this dispute. If Rockwell were to prevail, it is possible that Rockwell could recover substantial monetary damages, based on past sales of our products for a number of years. Our efforts to defend Rockwell's claim against us may involve significant expense to us and could divert the attention of our technical and management personnel. An adverse outcome in this case could materially harm our business or results of operations.

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT BE ADEQUATELY PROTECTED, WHICH COULD IMPAIR OUR COMPETITIVE POSITION

     Our future growth and competitive position depend in part upon our intellectual property, including trade secrets, know-how, patents and continuing technological innovation. We currently hold approximately 140 U.S. patents on products or processes and corresponding foreign patents and have applications for approximately 22 patents currently pending. Substantially all of these patents and pending patent applications apply to our products and processes for the other commercial markets, while only a few of our patents and pending patent applications apply to our telecommunications products and processes.

     The steps taken by us to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing other technologies that are similar to ours. It is possible that patents may not be issued from our applications pending or filed by us and, if patents do issue, the claims allowed may not be sufficiently broad to deter or prohibit others from marketing similar products. Any patents issued to us may be challenged, invalidated or circumvented. Further, the rights under our patents may not provide a competitive advantage to us. In addition, the laws of some foreign jurisdictions in which our products are or may be developed, manufactured or sold, including Asia and Europe, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

OTHER RISKS

THERMO ELECTRON CORPORATION CONTROLS US

     Thermo Electron Corporation beneficially owns, through its subsidiary Spectra-Physics Holdings U.S.A., Inc., approximately 78% of our outstanding common stock. So long as it holds a controlling interest, Thermo Electron Corporation will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us. The interests of this controlling stockholder may conflict with the interests of other holders of our common stock. Currently, two of our six directors are executive officers or directors of Thermo Electron Corporation or one of its subsidiaries. Therefore, there may be various conflicts of interest or conflicting duties for these individuals. These factors could adversely affect the trading price of our common stock.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN CONTROL, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

     Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

     - authorizing our board of directors to issue preferred stock without stockholder approval;

     - prohibiting cumulative voting in the election of directors;

     - permitting stockholder actions by written consent; and

     - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

     We are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of its outstanding voting stock. These provisions could delay or impede the removal of incumbent directors or our management and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or our management.

INDUSTRY BACKGROUND

  Telecommunications Markets

     Voice and data traffic transmitted over communications networks, in particular the Internet, is growing rapidly. According to RHK, Internet carrying capacity will increase from 350,000 terabytes per month at the end of 1999 to over 15 million terabytes per month in 2003. Network service providers have historically relied on electronic signals for the generation, processing, transmission and display of voice and data traffic. A significant amount of this traffic is still transmitted by sending electronic signals through copper wires or coaxial cables. However, because electronic signals are subject to performance and transmission capacity limitations, they have proven to be inadequate to handle the increasing volume of data and video traffic travelling across the telecommunications infrastructure. These limitations have caused network congestion and decreased network reliability.

     To alleviate the capacity bottleneck caused by the limitations of electronic signal transmission, network service providers are increasingly deploying optical networks that provide more network bandwidth and increased transmission speed. Optical networks, which transmit data by pulses of light through an optical fiber, initially carried information using only one wavelength or channel. As a result, satisfying the increasing demand for bandwidth required the deployment of additional single channel optical networks, a solution that was both costly and difficult to implement.

     In response, optical components have recently been developed that are capable of separating light into different specified wavelengths, thereby allowing for the transmission of multiple wavelengths within a single fiber optic strand. Network system vendors are incorporating these components and developing equipment such as wavelength division multiplexing, or WDM systems, which greatly increase network capacity. WDM systems simultaneously transmit multiple wavelengths instead of just one wavelength over the same optical fiber. The combined optical signals travelling over different wavelengths are consolidated at one end of the fiber using multiplexing devices and then transmitted over a single fiber. At the other end of the fiber, the optical signal is demultiplexed or separated much like a prism separating different colors of light. This technology has been enhanced by the introduction of dense wavelength division multiplexing, or DWDM, which permits wavelengths to be more closely spaced, thereby allowing even more wavelengths to be transmitted simultaneously.

     A typical DWDM system consists of a large number of complementary active and passive components. Active components generate, amplify and modulate optical signals, or light. Examples of active components include semiconductor-based lasers, such as transmission lasers and pump lasers, used to generate and amplify the light signal in a DWDM network. A laser uses energy from a power source to stimulate a particular type of material, which creates and emits photons or light. The light emitted by lasers is more intense and has higher purity than the light emitted by conventional light sources, making them ideally suited for telecommunications applications. Semiconductor-based lasers are composed of two types of lasers: semiconductor lasers and solid state lasers. A semiconductor laser creates light from the flow of an electric current through a specially designed semiconductor device. Solid state lasers are lasers in which the semiconductor laser pumps, or excites, a crystal or fiber to generate laser light with enhanced beam quality.

     Passive components are used to mix, filter, adjust and stabilize the optical signals transmitted through a fiber optic network. Examples of passive components include thin film filters, isolators and etalons. Thin film filters are made with microscopic layers of materials, such as silica, applied to the surface of a substrate, such as glass, to alter its optical properties. Isolators are fiber optic devices that transmit light in only one direction. An isolator serves as a traffic cop, keeping reflected light from travelling the wrong way through a fiber strand. Etalons are optical components that are used to stabilize the wavelengths of lasers used in DWDM transmission systems. Etalons ensure that the wavelength of a source laser does not interfere with an adjacent wavelength signal.

  Other Commercial Markets

     In addition to telecommunications applications, lasers are used in a variety of other applications in other commercial markets. High power lasers are used for a variety of materials processing and medical applications and for research and development. According to Laser Focus World, a leading laser industry trade publication, the worldwide market for non-telecommunications lasers, including both semiconductor-based and conventional lasers, is expected to grow from approximately $1.1 billion in 1993 to an estimated $4.6 billion in 2001, which represents a compound annual growth rate of approximately 23%.

     Although a significant portion of the installed base of commercial lasers is comprised of high power conventional lasers, the laser industry is undergoing a fundamental technology transition to high power semiconductor-based lasers. This transition is being driven by the advantages offered by semiconductor-based lasers, including lower operating costs, smaller size, higher reliability and greater efficiency. Conventional lasers include gas and liquid lasers, each of which derives its classification from the lasing material it uses, and lamp pumped lasers.

     Semiconductor-based lasers are being used in computers and microelectronics manufacturing to drill holes, or vias, in personal computer boards, adjust the electrical characteristics of resistors, inspect semiconductor wafers for defects and repair semiconductor devices such as dynamic random access memory, or DRAM, and static random access memory, or SRAM. Welding and soldering are two applications where semiconductor-based lasers are displacing conventional lasers due to their lower operating cost and higher reliability. In the medical market, semiconductor-based lasers are increasingly used in a variety of therapeutic, cosmetic and diagnostic applications. Finally, the commercial printing industry is shifting to thermal-based materials, which require high power semiconductor-based lasers in the film exposure process.

CHALLENGES FACING OUR CUSTOMERS

  Telecommunications Customers

     The development and enhancement of semiconductor-based laser and DWDM component technologies have enabled improvements in optical network performance and lowered the overall cost of building and maintaining optical networks. Despite the advances in these technologies, several challenges still exist, which prevent the widespread transition to an all-optical network, including the following:

     Need for Higher Channel Count. Limiting factors within current DWDM technology include the number of wavelengths that can be transmitted, or channel count. Current DWDM technology requires that data be transmitted within a defined range of wavelengths and with a large space between each channel. These limitations constrain the channel count and the overall bandwidth of the communications network. Future systems will require components that support higher channel count and narrower channel spacing in order to handle the rapid growth in data traffic.

     Need for Increased Power and Amplification. In order to reduce system deployment costs, service providers are seeking optical networking systems that are capable of extending the distance an optical signal can travel before it requires regeneration. Service providers are beginning to deploy ultra-long haul optical networking systems, which are capable of producing signal reaches two to three times longer than optical systems currently available. As service providers seek to transition to an all-optical network, very long reach optical systems, which do not require any optical to electrical to optical signal regeneration and that have high power optical amplification capabilities, will be required.

     Need for Suppliers Capable of Volume Production and Shorter Lead Times. The rapidly increasing demand for DWDM systems has resulted in a shortage of optical components necessary to build them. Obtaining a reliable supply of high quality DWDM components remains critical to the success of many of our telecommunications customers. Rapid technological advances and high demand for optical components has also reduced product lifecycles and shortened the time for deployment within telecommunication networks. Optical component manufacturers are increasingly required to achieve a significant ramp-up in manufacturing capacity and reduce time to market for new component designs in order to meet the demands of optical systems suppliers. Customers for high power semiconductor-based lasers are seeking improved performance and reliability with reduced costs. Faced with these challenges and market pressures, customers are increasingly relying on third party technology providers and manufacturers for innovation in lasers and laser optics.

     Desire for Suppliers with Passive and Active Products. Because we believe customers will seek to reduce the number of suppliers for components for their optical networks, the ability to offer a broad portfolio of passive and active components becomes a critical differentiating factor in purchasing decisions. Maintaining a broad product portfolio requires expertise in laser and optic technology, a breadth of technology and engineering resources and the ability to partner with technology leaders.

  Other Commercial Customers

     Customers in other commercial markets continue to require enhanced performance from semiconductor-based lasers. These include higher power, shorter wavelengths, higher repetition rates, longer life times, reduced size and lower costs.

STRATEGY

     Our goal is to continue to grow our business by becoming a leading supplier of passive and active optical components to the telecommunications industry and maintaining a leading position in selling semiconductor-based lasers in other high growth markets. The key elements of our business strategy are as follows:

     Focus our Research and Development Efforts on High Revenue Growth Opportunities in Selected Markets. Through substantial investment in research and development, we seek to expand our leadership position in various laser and optic technologies. We intend to continue developing both active and passive optical component products for the telecommunications market and products for other semiconductor-based lasers applications. With respect to passive components, we introduced lithium niobate components in June 2000, 200 gigahertz, or GHz, thin film filters in December 1999 and 100 GHz thin film filters in December 2000. With respect to active components, we announced the introduction of our multimode, pump and Raman laser modules for the telecommunications industry in February 2000. With over 120 employees with PhDs or other advanced degrees, we are well positioned to provide innovative next-generation products to these high growth areas.

     Continue to Expand our Manufacturing Capacity and Capabilities. Our customers in the telecommunications and other commercial markets are increasingly demanding higher product volumes, shorter lead times, higher reliability and lower prices. In 2000, we significantly expanded our manufacturing capacity in key product areas. We manufacture our thin film filters using ion beam sputtering machines, which are high volume deposition machines used for manufacturing thin film filters, and large substrates, and we have developed proprietary technology to control and measure the precise amounts of materials laid down in the deposition process of manufacturing filters. We believe our manufacturing processes will provide us with a cost advantage over most filter competitors. In addition, our passive components are qualified to Telcordia standards and we expect our active components to be similarly qualified in 2001.

     Pursue Strategic Investments and Acquisitions of Businesses and Technologies. In the telecommunications and our other commercial markets, time to market of new products and improvements in existing products is critical. We intend to pursue strategic investments and acquisitions of businesses and technologies that can provide us with key intellectual property, strategic products and highly qualified engineering personnel to rapidly increase our technological expertise and expand the breadth of our product and patent portfolio.

     Leverage the Benefits of our Vertically Integrated Manufacturing Processes. We believe that our vertically integrated manufacturing processes have enabled us to reduce costs, improve quality and increase time to market of our products. In our active component business, we operate a state-of-the-art, large volume semiconductor laser manufacturing facility which performs all aspects of wafer growth, device fabrication, packaging and Telcordia standards testing. Additionally, for the active optical components segment, we have capitalized on our vertical integration and experience in semiconductor lasers to become one of only two suppliers to develop multimode pump lasers for next generation, optical amplifiers. We have also leveraged the benefits of vertical integration in our passive components manufacturing process with state-of-the-art monitoring and deposition technologies and a full range of fabrication, coating and automated measuring capabilities.

PRODUCTS AND TECHNOLOGIES

  Telecommunications Products

     We sell both passive and active components to telecommunications customers. We have developed our passive telecommunications products based on our experience and capabilities in optical fabrication and thin film coating. We are currently shipping commercial volumes of 100 GHz and 200 GHz thin film filters and lithium niobate components for use in isolators and are shipping prototypes of etalons. Thin film filters control the reflection, refraction, transmission and absorption of light to achieve specific optical effects such as wavelength, or channel, separation. Thin film filters are critical components of DWDM systems due to their temperature stability, channel to channel isolation, broad passband and ability to meet network system manufacturers' demands for decreasing channel spacing. Thin film filters are made with microscopic layers of materials, such as silica, applied to the surface of a substrate, such as glass, to alter its optical properties. Isolators are fiber optic devices that transmit light in only one direction. An isolator serves as a traffic cop, keeping reflected light from travelling the wrong way through a fiber strand. Etalons are components that are used to stabilize the wavelengths of lasers used in DWDM transmission systems and ensure that the wavelength of a source laser does not interfere with an adjacent channel.

                      PASSIVE TELECOMMUNICATIONS PRODUCTS

            PRODUCTS                       FUNCTION                    BENEFIT                 STATUS
            --------                       --------                    -------                 ------
200 GHz DWDM filters.............  - Provide up to 40           - Low cost               Shipping commercial
                                     DWDM channels              - High performance       volumes
                                                                - High reliability
100 GHz DWDM filters.............  - Provide up to 80           - High reliability       Shipping commercial
                                     DWDM channels              - Advanced               volumes
                                                                  performance
                                                                  characteristics
Lithium Niobate components.......  - Used in isolators which    - Precision tolerance    Shipping commercial
                                     maintain one-way             control                volumes
                                     transmission               - Low cost
Etalons..........................  - Ensure optical signal      - High flexibility       Shipping prototypes
                                     wavelength accuracy and    - Compact size
                                     stability for DWDM

     Our active telecommunications products include high power semiconductor-based multimode pump lasers used in waveguide metro amplifiers and as pumps for Raman lasers and cladding pumped erbium-doped fiber amplifiers, or EDFAs. Waveguide metro amplifiers are low cost amplifiers for metropolitan markets. Our pump laser modules are available at wavelengths of 915 nanometers and 975 nanometers and produce over 1 Watt of power. We also supply Raman fiber lasers that provide 1.5 Watts of output at wavelengths of 1480 nanometers or 1455 nanometers. These fiber lasers incorporate cladding pumped fiber laser technology, which pumps a cascaded Raman laser for use in Raman amplification and high power pumping of EDFAs. EDFAs are optical amplifiers that use pump lasers and fiber doped, or infused, with erbium to amplify a light signal across a long-distance fiber network. Raman amplifiers differ from conventional amplifiers in that they use installed optical fiber as the amplification medium rather than erbium-doped fiber. We also manufacture high power, greater than 5 watts, Raman Lasers which are used for Telcordia testing of passive components used in DWDM systems.

                       ACTIVE TELECOMMUNICATIONS PRODUCTS

         PRODUCTS                      FUNCTION                       BENEFIT                     STATUS
         --------                      --------                       -------                     ------
Multimode pump............  - Waveguide metro amplifiers      - Low cost                 Shipping prototypes
                            - Pumps for Raman                 - High power
                              lasers and cladding
                              pumped EDFAs

Raman fiber lasers........  - Pump cascaded Raman lasers      - High power               Shipping prototypes
                              for use in Raman
                              amplification
                            - Pumping EDFAs

High power Raman lasers...  - Reliability testing for         - High power               Shipping commercial
                              passive components                                         volumes

  Other Commercial Products

     Our semiconductor-based laser products, which include high power semiconductor lasers and solid state lasers, are used in multiple applications. Our semiconductor lasers are available in wavelengths from 800 nanometers to 1900 nanometers and up to 1600 Watts of power. These products are available in various forms, including bare diodes on heat sinks, fiber coupled single emitters, multi-emitter bars, two-dimensional emitter arrays, and fully integrated modules. These semiconductor lasers are extremely efficient converters of electrical power to heat and light. While many applications require small spots of very intense heat, many others, such as pumping crystals and illumination, depend on the semiconductor laser's ability to create large amounts of nearly monochromatic photons.

                              SEMICONDUCTOR LASERS

         TYPE           WAVELENGTH      POWER       PULSE WIDTHS         MAJOR APPLICATIONS
         ----           ----------      -----       ------------         ------------------
Air-cooled single
  emitter.............  800 nm to    Up to 2 W     Continuous wave   Direct-to-press printing,
                          975 nm                                       hair removal
Air-cooled bar........  800 nm to    5 W to 50 W   Continuous wave   Pumping, soldering, dental,
                          1900 nm                                      plastic welding
Water-cooled multi-
  bar module..........  800 nm to    40 W to       Continuous wave   Pumping, welding
                          975 nm       1600 W

     We also provide continuous wave, ultrafast and pulsed solid state lasers. Solid state lasers use semiconductor lasers to pump a crystal to produce laser beams with special characteristics in terms of mode quality, power stability, wavelength, optical noise or energy storage. Our solid state lasers are available in a variety of wavelengths, output power, modes, repetition rates and pulse widths. We have developed technology to couple the light into an optical fiber to enhance the beam quality or more conveniently deliver the light to the desired location.

                               SOLID STATE LASERS

        TYPE           WAVELENGTH    POWER         PULSE WIDTHS           MAJOR APPLICATIONS
        ----           ----------    -----         ------------           ------------------
Diode Pumped
  Solid State (DPSS)
  Continuous Wave....  266 nm to    .1 W to    Continuous wave        Graphics, inspection, R&D
                       1064 nm        >10 W                             spectroscopy
DPSS Ultrafast.......  250 nm to    .01 W to   10 picoseconds to 30   R&D spectroscopy, PC board
                       3000 nm        50 W       femtoseconds           direct imaging, 2 photon
                                                                        microscopy
DPSS Pulsed..........  266 nm to    .1 W to    4 ns to 200 ns         Via hole drilling,
                       1064 nm        100 W                           resistor
                                                                        trimming, rapid
                                                                        prototyping

---------------
nm = nanometer
ns = nanosecond
R&D = research and development
W = Watt

     We also sell ion lasers and high-energy, lamp pump lasers.

                              CONVENTIONAL LASERS

         TYPE            WAVELENGTH       POWER        PULSE WIDTHS         MAJOR APPLICATIONS
         ----            ----------       -----        ------------         ------------------
Ion....................  Less than 300  .01 W to       Continuous wave   Medical diagnostics, laser
                           nm to          >20 W                           light shows
                           799 nm
High Energy
  Pulsed YAG...........  1060 nm &      .01 J to 3 J   10 ns to 15 ns    R&D spectroscopy
                           tunable        per pulse
                           from UV
                           to IR

---------------
IR = infrared
J = Joule
nm = nanometer
ns = nanosecond
R&D = research and development
UV = ultraviolet
W = Watt
YAG = yttrium aluminum garnet

SALES AND MARKETING

     Spectra-Physics Distribution is our business unit responsible for selling and servicing products directly in the United States, Japan, Germany, France, the United Kingdom, and the Netherlands, and through approximately 30 independent distributors throughout the remainder of the world. Spectra-Physics Distribution is organized into two groups. One group is responsible for selling products to our worldwide telecommunications customers, while the other group sells products to our other commercial customers throughout the world.

     Our sales strategy involves establishing long-term relationships with our customers. For telecommunications and other industrial customers, this relationship starts at the early design-in of our products into customer applications. We support our industrial customers with on-site field service, technical service engineers, training programs and telephone support. Each of our direct sales units maintains an inventory of critical components, replacement systems and sub-systems to help minimize customer down-time.

     As of December 31, 2000, we had 180 people performing sales, service engineering, customer support and sales administrative functions. These employees are responsible for the complete order fulfillment cycle, from quotation through order placement to delivery. Spectra-Physics Distribution is also responsible for applying appropriate marketing and technical resources to focus on a customer's requirements and ensuring the customer receives high-quality support.

     Our marketing activities include:

     - analyzing and understanding future product requirements of our target markets and translating those requirements into product specifications and cost targets by working closely with our customers and key technologists in industry and academia;

     - providing applications engineering support as part of the sales process to telecommunications and other industrial customers; and

     - product promotions, which includes participating in trade shows and conferences and advertising through trade journals, new product announcements and direct mailings.

BACKLOG

     Our backlog consists of written purchase orders or other commitments for products which are scheduled to be shipped within the following twelve months. As of December 31, 2000, our backlog was approximately $103.2 million, compared with approximately $66.24 million at December 31, 1999. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer without penalty. Because of the possible changes in product delivery schedules and cancellation of product orders and because our sales will often not reflect orders shipped in the same quarter that they are booked, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

     Our research and development activities are divided into two principal areas: products for the telecommunications market and high power semiconductor-based lasers for the other commercial markets. We conduct advanced research in selected fields where new technology is required to meet next generation customer needs, and we perform product engineering that focuses on designing and developing products for known, quantified high-growth markets with clearly defined performance goals and cost targets. We often develop new products at the customer's design-in stage in order to maximize the functionality of the product for the customer. In addition, interchangeability of parts is a goal that has been achieved on a number of product lines through the use of common power supplies and laser head platforms. This design feature decreases inventory costs and increases the serviceability of our products.

     Research and development activities for the telecommunications market are performed for both passive and active products. In the passive optical component area, principal research and development activities have been focused on 200 GHz and 100 GHz filters, lithium niobate components used in isolators and etalons and include:

     - Thin film coatings -- ultra wide band coatings, very low loss, precision wave front control, high damage threshold, environmentally stable dense films, state-of-the-art optical monitoring and high adhesion for coatings for fiber optics;

     - Fabrication and assembly -- superpolishing, low and no defect surfaces, wave front control, angular tolerance to arc seconds, high precision glass to glass assemblies, high coupling efficiency, custom linear arrays and fiber configurations, single mode and polarization maintaining laser beam delivery systems;

     - Components -- improved glass technology; and

     - Process development -- stress control and uniformity management.

     In the active optical component area, the principal focus of our research and development efforts has been in three areas:

     - developing manufacturing processes for high volume, high reliability multimode pump diodes meeting Telcordia qualification standards;

     - Raman lasers; and

     - integrated modules for amplifiers.

     For other commercial markets, the principal focus of our research and development efforts has been on high power continuous wave, ultrafast and pulsed ultraviolet solid state lasers and on high power semiconductor lasers.

     For the years ended December 31, 2000, 1999, and 1998, we expended approximately $22.6 million, $17.0 million, and $16.7 million, respectively, on internally funded research and development. We expect to continue to spend substantial amounts on research and development activities. Our ability to successfully compete will be substantially dependent on our ability to design, develop and introduce new products on a timely basis.

     As of December 31, 2000, we had 149 employees engaged in advanced research and product development and engineering, of whom 102 are professional engineers or have master's or doctorate degrees, including 32 PhDs. We maintain close working relationships with several leading industrial, government and university research laboratories around the world. Such relationships include funding of third party research, joint development programs and licensing of patents developed by such organizations.

MANUFACTURING OPERATIONS

     We concentrate our manufacturing efforts on strategic activities and outsource production of other components. We are vertically integrated in the following manufacturing operations: semiconductor wafer fabrication, semiconductor lasers, laser optics fabrication and coating and very fine mechanical parts. We believe that the vertical integration of these manufacturing operations is essential to the rapid development of new products and to maintaining a high level of product quality. We focus substantial efforts on maintaining and enhancing the efficiency and quality of our manufacturing operations. We use just-in-time product flow line techniques to reduce manufacturing cycle times and inventory levels and to enable us to offer on-time delivery and high quality products to our customers.

     We have manufacturing operations in Mountain View and Oroville, California, Tucson, Arizona and Stahnsdorf, Germany. Our principal manufacturing operations are:

     - Semiconductor laser manufacturing. Our semiconductor laser manufacturing operation is vertically integrated and has capabilities in wafer fabrication, wafer processing, bar processing, device packaging, test and burn-in and fiber-coupling. We have two large-scale deposition units, both of which are capable of handling three inch wafers;

     - Laser optics fabrication and coating. We fabricate and coat many of the optics used in our telecommunications products, as well as in many of our lasers. These operations are conducted in a state-of-the-art facility constructed to Class 10,000 clean room standards with portions of the building maintained at either Class 1000 or Class 100 levels as required. We currently have ten ion beam sputtering machines, which are high volume deposition machines used for manufacturing thin film filters;

     - Fine mechanics manufacturing. The fine mechanics operation primarily produces aluminum, brass and stainless steel components with relatively high feature content and surface finish requirements for use in our laser and optical systems; and

     - Assembly, integration and test. As part of the manufacturing process, we assemble, integrate and test our systems, including laser, optic and power supply systems.

INTELLECTUAL PROPERTY

     We have approximately 140 active U.S. patents and approximately 22 additional patent applications pending, which expire from 2001 to 2020. We also have a royalty-free license to all of SDL's patents applied for or issued prior to June 25, 1993. Substantially all of these patents and pending patent applications apply to our products and processes for the other commercial markets, while only a few of our patents and pending patent applications apply to our telecommunications products and processes.

COMPETITION

     Our various markets are highly competitive. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. In our telecommunications markets, direct competitors include Aurora Networks, Barr Associates, Corning, Harmonic, IPG Photonics, JDS Uniphase/SDL, Lucent, and MPB Technologies. In our other commercial markets, direct competitors include Coherent, Continuum, a division of Hoya, JDS Uniphase/SDL, Lightwave Electronics and Siemens. None of our competitors competes in all of the product areas and industries currently served by us. However, as existing or new markets continue to grow, we expect that new competitors will emerge and current competitors will seek to increase their market share.

     Some of our customers are companies with which we currently compete or in the future may compete. In addition, some of our customers and competitors have been or could be acquired by, or enter into strategic relations with, our competitors. We anticipate that further consolidation will occur in our industry, thereby possibly increasing competition in our target markets.

EMPLOYEES

     As of December 31, 2000, we had 1,065 full time employees, including 149 in research, development and engineering, 200 in sales, service and marketing, 596 in operations and 120 in general management, administration and finance. We also had approximately 206 temporary workers and consultants. Our employees are not represented by any collective bargaining organization, and we have never experienced a general work stoppage, slowdown or strike. We consider our employee relations to be good.

ITEM 2. PROPERTIES

     We conduct our business from office and manufacturing facilities at six locations in Mountain View, California, two facilities in Oroville, California, one facility in Tucson, Arizona and one facility in Stahnsdorf, Germany. In the aggregate, we occupy approximately 46,100 square feet of owned space and 129,500 square feet of leased space in Mountain View, 70,000 square feet of leased space in Oroville, 83,000 square feet of owned space in Tucson and 8,700 square feet of leased space in Stahnsdorf, Germany. In addition, we lease sales and service offices in Tokyo and Osaka, Japan; Darmstadt, Germany; Z.A. de Courtaboeuf, France; Eindhoven, the Netherlands; and Hemel Hempstead, Great Britain. We are constructing a 60,000 square foot manufacturing facility in Oroville, California, which will be dedicated to the manufacture of our passive telecommunications components. Our lease agreements have expiration dates ranging from 2001 to 2008.

ITEM 3. LEGAL PROCEEDINGS

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

     On June 19, 2000, Rockwell Technologies LLC filed a complaint against both Spectra-Physics and our Opto Power subsidiary in the United States District Court for the District of Delaware. The complaint alleges that both we and Opto Power have infringed U.S. Patent No. 4,368,098 entitled "Epitaxial Composite and Method of Making." Rockwell avers that Opto Power has infringed the patent by performing the patented process and by using wafers manufactured by the patented process and that we have infringed the patent by using and/or selling products made by the patented process. Rockwell seeks damages, including increased damages due to defendants' alleged willful infringement, plus costs and attorney fees. Rockwell has not sought injunctive relief as the patent has already expired. On January 9, 2001, the Court entered a Scheduling Order setting the trial date for February 5, 2002. We believe that Rockwell's allegations are without merit and we intend to vigorously defend this action.

     The resolution of this dispute is uncertain, in part because the issues underlying the case depend upon discovery of many facts, some of which concern inventions and related circumstances dating back many years, and in part because our analysis of the case is ongoing. We cannot assure that Rockwell will not ultimately prevail in this dispute. If Rockwell were to prevail, it is possible that Rockwell could recover substantial monetary damages, based on past sales of our products for a number of years. Our efforts to defend Rockwell's claim against us may involve significant expense to us and could divert the attention of our technical and management personnel. An adverse outcome in this case could materially harm our business or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Spectra-Physics Lasers, Inc.'s Common Stock trades on the NASDAQ National Market System under the symbol SPLI. The following table sets forth for the periods indicated the high and low closing sale prices per share for the Company's Common Stock as reported on the Nasdaq National Market System.

                                                             HIGH       LOW
                                                            -------    ------
Fiscal 2000:
  First quarter...........................................  $ 94.88    $31.38
  Second quarter..........................................    72.88     36.00
  Third quarter...........................................   100.00     46.69
  Fourth quarter..........................................    57.00     19.81
Fiscal 1999:
  First quarter...........................................  $ 12.00    $ 7.00
  Second quarter..........................................    10.88      6.69
  Third quarter...........................................    12.88      7.63
  Fourth quarter..........................................    28.00      8.31

     The number of stockholders of record as of February 28, 2001, was 26. No cash dividends have been declared or paid and the Company has no present intention to declare or pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Net sales...................................  $186,190   $141,310   $169,016   $159,174   $135,434
Cost of products sold.......................   117,610     90,922    103,724     98,772     88,320
Cost of products sold -- inventory
  write-offs................................        --      3,700         --         --         --
                                              --------   --------   --------   --------   --------
          Total cost of products sold.......   117,610     94,622    103,724     98,772     88,320
                                              --------   --------   --------   --------   --------
     Gross margin...........................    68,580     46,688     65,292     60,402     47,114
Operating expenses:
  Research and development..................    22,629     17,044     16,728     14,365     12,005
  Selling, general and administrative.......    39,120     34,255     34,903     32,539     28,966
  Other.....................................     1,385      2,540         --     15,757      6,915
                                              --------   --------   --------   --------   --------
          Total operating expenses..........    63,134     53,839     51,631     62,661     47,886
                                              --------   --------   --------   --------   --------
     Operating income (loss)................     5,446     (7,151)    13,661     (2,259)      (772)
Other income (expense):
  Interest income (expense).................       515        857      1,335     (4,005)    (5,374)
  Foreign currency gain.....................       559         89         --      2,067      2,532
  Legal settlement..........................        --         --         --     17,010         --
                                              --------   --------   --------   --------   --------
          Total other income (expense)......     1,074        946      1,335     15,072     (2,842)
                                              --------   --------   --------   --------   --------
     Income (loss) before income taxes and
       cumulative effect of change in
       accounting method....................     6,520     (6,205)    14,996     12,813     (3,614)
Income tax expense (benefit)................     3,051     (2,357)     5,349    (21,048)       634
                                              --------   --------   --------   --------   --------
     Income (loss) before cumulative effect
       of change in accounting method.......     3,469     (3,848)     9,647     33,861     (4,248)
Cumulative effect of change in accounting
  method (net of taxes of $1,778)...........    (2,022)        --         --         --         --
                                              --------   --------   --------   --------   --------
     Net income (loss)......................  $  1,447   $ (3,848)  $  9,647   $ 33,861   $ (4,248)
                                              ========   ========   ========   ========   ========
Per share:
  Income (loss) before cumulative effect of
     change in accounting method:
     Basic..................................  $   0.21   $  (0.24)  $   0.60   $   2.57   $  (0.33)
     Diluted................................  $   0.20   $  (0.24)  $   0.59   $   2.57   $  (0.33)
  Cumulative effect of change in accounting
     method (net of taxes):
     Basic..................................  $  (0.12)  $     --   $     --   $     --   $     --
     Diluted................................  $  (0.12)  $     --   $     --   $     --   $     --
  Net income (loss) per share:
     Basic..................................  $   0.09   $  (0.24)  $   0.60   $   2.57   $  (0.33)
     Diluted................................  $   0.08   $  (0.24)  $   0.59   $   2.57   $  (0.33)
Shares used in computing net income (loss)
  per share:
     Basic..................................    16,576     16,169     16,168     13,162     13,000
     Diluted................................    17,416     16,169     16,473     13,191     13,000

                                                               AS OF DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................  $ 55,032   $ 57,947   $ 72,277   $ 68,941   $ 27,531
Total assets................................   190,831    152,277    157,028    140,524     86,848
Long term liabilities.......................     8,214      1,093      1,983      1,677     71,584
Stockholders' equity (deficit)..............   112,816    105,462    110,068     96,324    (21,223)

---------------
Our operating results for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 include the following:

     - compensation expenses included in other operating expenses of $5,000,000 associated with certain stock options in the year ended December 31, 1996;

     - legal expenses included in other operating expenses of $1,915,000 in the year ended December 31, 1996 associated with a lawsuit which was settled in the second quarter of fiscal 1997;

     - net proceeds associated with the settlement of a lawsuit of $17,010,000 in the year ended December 31, 1997;

     - legal expenses included in other operating expenses of $1,657,000 associated with a lawsuit which was settled in the second quarter of fiscal 1997 and compensation expense included in other operating expenses of $14,100,000 associated with certain stock options in the year ended December 31, 1997;

     - restructuring expenses included in other operating expenses of $2,540,000 in the year ended December 31, 1999;

     - inventory write-offs of $3,700,000 related to our discontinued hard drive disk texturing products and to our semiconductor lasers due to technological changes in the year ended December 31, 1999;

     - purchased in-process research and development expenses included in other operating expenses of $1,500,000 in the year ended December 31, 2000 arising from the acquisition of Laser Analytical Systems GmbH, or LAS; and

     - reversal of unused restructuring reserves included in other operating expenses of $115,000 in the year ended December 31, 2000.

See Note 1 of the Notes to the 2000 Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per share, which are incorporated by reference herein. See also Note 1 of the Notes to the 2000 Consolidated Financial Statements for a discussion of a change in accounting method related to certain revenue transactions which was adopted in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We design, develop, manufacture and distribute semiconductor-based lasers and laser optics for a variety of end-markets. Our nearly forty years of laser and optic experience has enabled us to offer passive and active optical component products to the telecommunications industry. We began shipping optical components for the telecommunications industry in 1999 and have been shipping lasers for commercial applications since the early 1960s. Thermo Electron Corporation, a company whose common stock is traded on the New York Stock Exchange, indirectly owned approximately 78.1% of our outstanding common stock at December 31, 2000. Prior to its acquisition by Thermo Electron Corporation in February 1999, Spectra-Physics AB, a Swedish company, beneficially owned approximately 80% of our outstanding common stock.

     We derive our revenue primarily from the sale of high power semiconductor-based and conventional lasers. High power semiconductor-based lasers are sold primarily into the telecommunications, computer and microelectronics manufacturing, industrial manufacturing, medical, image recording and research and development markets. Conventional lasers are primarily sold into the medical and research and development markets.

     Over the last several years, a growing proportion of our total net sales and most of our sales growth have been from high power semiconductor-based lasers used primarily in commercial applications. We have also begun to sell passive and active optical components to telecommunications customers. We have developed our passive telecommunications products based on our experience and capabilities in optical fabrication and thin film coating. Although these products currently represent a small percentage of our total revenues, we are focusing our efforts on increasing revenues to telecommunications customers.

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. Provision is made at the time the related revenue is recognized for estimated product returns. We provide for the estimated cost of product warranties upon shipment. We warrant our products for 12 to 24 months depending on the product line. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. Shipping and handling costs are included in cost of goods sold.

     Effective January 1, 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. Our adoption of SAB 101 resulted in a change in method of accounting for revenue related to certain product shipments. The cumulative effect of this accounting change was $2.0 million (net of taxes). The accounting change did not have a material effect on revenue and quarterly earnings during 2000. We restated our results for the first three quarters of the year ended December 31, 2000, as reflected in footnote 10 of the Notes to the 2000 Consolidated Financial Statements. Due to the nature of SAB No. 101, it is not practicable to determine pro-forma results for prior years.

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

     In 2000, we realigned our business units to support growth in telecommunications and other strategic markets. Our new structure includes four operating groups, the Passive Telecommunications Group, the Active Telecommunications Group, the Laser Group, and Spectra-Physics Distribution. We previously had five reportable segments: the Passive Components business unit; the Industrial and Scientific Lasers business unit; the Original Equipment Manufacturer business unit; Opto Power Corporation; and Spectra-Physics Distribution business unit. Reference is made to the footnotes of our consolidated financial statements incorporated by reference herein for disclosures of certain financial information related to the reportable segments.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's results of operations as a percentage of net sales:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Gross margin................................................   36.8      33.0      38.6
Operating expenses:
  Research and development..................................   12.2      12.1       9.9
  Selling, general and administrative.......................   21.0      24.2      20.7
  Other.....................................................    0.7       1.8        --
                                                              -----     -----     -----
          Total operating expenses..........................   33.9      38.1      30.5
                                                              -----     -----     -----
          Operating income (loss)...........................    2.9      (5.1)      8.1
Other income:
  Interest income...........................................    0.3       0.6       0.8
  Foreign currency gain.....................................    0.3       0.1        --
                                                              -----     -----     -----
          Total other income................................    0.6       0.7       0.8
                                                              -----     -----     -----
          Income (loss) before income taxes and cumulative
            effect of change in accounting method...........    3.5      (4.4)      8.9
Income tax expense (benefit)................................    1.6      (1.7)      3.2
                                                              -----     -----     -----
Income (loss) before cumulative effect of change in
  accounting method.........................................    1.9%     (2.7)%     5.7%
                                                              =====     =====     =====

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  Net sales

     Net sales were $186.2 million in 2000, $141.3 million in 1999, and $169.0 million in 1998, representing an increase of 31.8% from 1999 to 2000 and a decrease of 16.4% from 1998 to 1999. Net sales for 2000, calculated using foreign currency exchange rates for 1999, and for 1999, calculated using foreign currency exchange rates for 1998, increased 33.6% from 1999 to 2000 and decreased 18.2% from 1998 to 1999.

     Net sales in the following end user markets were:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Telecommunications.................................  $  7,684    $    896    $     --
Computer and microelectronics manufacturing........    34,542      19,258      23,654
Industrial manufacturing...........................    25,504      18,038      27,462
Medical............................................    28,834      22,180      24,676
Image recording....................................    10,855       5,826      14,397
Research and development...........................    72,485      70,293      73,702
Other..............................................     6,286       4,819       5,125
                                                     --------    --------    --------
                                                     $186,190    $141,310    $169,016
                                                     ========    ========    ========

     Sales of telecommunications, semiconductor-based lasers and conventional products were 4.1%, 63.4% and 32.5% of total net sales in 2000, compared to 0.6%, 59.9% and 39.5% in 1999 and 0.0%, 60.1% and 39.9% in 1998.

     Net sales in the following geographic markets were:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
North America......................................  $ 93,804    $ 63,360    $ 91,545
Japan..............................................    41,032      35,731      32,834
Europe.............................................    35,967      32,812      33,707
Other Asia.........................................     6,975       5,143       6,508
Rest of the World..................................     8,412       4,264       4,422
                                                     --------    --------    --------
                                                     $186,190    $141,310    $169,016
                                                     ========    ========    ========

     Net sales are attributed in the above table based on the location of our customer. Substantially all sales in North America, Other Asia and Rest of the World are denominated in U.S. dollars. Europe and Japan in the above table include sales from our European and Japan sales subsidiaries, respectively. Export sales to countries not located in Asia are included in Rest of the World.

     Net sales at actual currency exchange rates percentage increase/(decrease) were as follows:

                                                             1999 TO    1998 TO
                                                              2000       1999
                                                             -------    -------
North America..............................................   46.8%      (30.8)%
Japan......................................................   19.8%        8.8%
Europe.....................................................    6.8%       (2.7)%
Other Asia.................................................   35.6%      (21.0)%
Rest of World..............................................   97.3%       (3.6)%
Worldwide..................................................   31.8%      (16.4)%

     Net sales at constant currency exchange rates percentage increase/(decrease) were as follows:

                                                             1999 TO    1998 TO
                                                              2000       1999
                                                             -------    -------
North America..............................................   46.8%      (30.8)%
Japan......................................................   14.4%       (5.7)%
Europe.....................................................   20.4%        1.1%
Other Asia.................................................   35.6%      (21.0)%
Rest of World..............................................   97.3%       (3.6)%
Worldwide..................................................   33.6%      (18.2)%

  Cost of products sold and gross margin

     Cost of products sold includes all manufacturing materials and labor and a proportionate share of manufacturing overhead costs, as well as costs of shipping, tooling, royalties, third party products incorporated in our products and provisions for excess and obsolete inventories and warranty. Cost of products sold varies by product mix, product pricing, cost of components, the proportion of third party products incorporated in systems manufactured by us, and manufacturing costs.

     Gross margin was $68.6 million in 2000, $46.7 million in 1999, and $65.3 million in 1998, representing an increase of 46.9% from 1999 to 2000, and a decrease of 28.5% from 1998 to 1999. As a percentage of net sales, gross margin was 36.8%, 33.0%, and 38.6% in 2000, 1999, and 1998, respectively. Included in cost of sales in 1999 was $3.7 million of inventory write-offs. A portion of these inventory write-offs related to our hard drive disk texturing system products. We exited our disk texturing system business in 1999. We also recorded inventory write-offs as a result of technology changes for high power semiconductor-based lasers. Without the $3.7 million inventory write-offs, gross margin for 1999 was 35.7% of sales and decreased 22.8% from 1998. The principal reason for the increase in gross margin in 2000 compared to 1999, in both dollar terms and as a percentage of net sales, was the increase in sales. This favorable impact on gross margins in 2000 was offset to a large extent by the effect of excess capacity as we ramp up our production of telecommunication products. The principal reason for the decrease in gross margin in 1999 compared to 1998, in both dollar terms and as a percentage of net sales, was the decrease in sales. Offsetting this decrease was the positive effect on gross margin from the weakening of the U.S. dollar compared to the Yen.

     We anticipate that our gross margins for telecommunications products will continue for the foreseeable future to reflect the impact of excess capacity as we ramp up our production of telecommunications products.

  Operating expenses

     Operating expenses totaled $63.1 million in 2000, $53.8 million in 1999, and $51.6 million in 1998, representing an increase of 17.3% from 1999 to 2000 and 4.3% from 1998 to 1999. As a percentage of net sales, operating expenses were 33.9%, 38.1%, and 30.5% in 2000, 1999, and 1998, respectively. Included in operating expenses in 2000 were purchased in-process research and development expenses of $1.5 million resulting from the acquisition of Laser Analytical Systems GmbH ("LAS") and the reversal of excess restructuring reserves of $0.1 million and in 1999, restructuring expense of $2.5 million. Excluding such purchased in-process research and development and restructuring expenses, operating expenses increased 20.4% from 1999 to 2000 and decreased 0.6% from 1998 to 1999 and were 33.2% and 36.3% of net sales, in 2000 and 1999, respectively.

     Research and development expenses represent expenses associated with our funded research and new product development, and efforts designed to improve the performance of existing products and manufacturing processes. Customer-funded product development engineering for certain OEM customers and the U.S. government, which to date has been minimal, is recorded as a reduction of research and development expenses. Research and development expenses are charged to operations as incurred.

     Research and development expenses totaled $22.6 million in 2000, $17.0 million in 1999 and $16.7 million in 1998, representing an increase of 32.9% from 1999 to 2000 and 1.9% from 1998 to 1999. As a percentage of net sales, research and development expenses were 12.2%, 12.1% and 9.9% in 2000, 1999 and

1998, respectively. The increase in research and development expenses in 2000 was focused on products for the telecommunications market. We expect that our spending for research and development will continue at a significant level for the foreseeable future.

     Selling, general and administrative expenses include the expenses of our sales and support subsidiaries in Europe, Japan and North America, and other marketing and administrative expenses.

     Selling, general and administrative expenses totaled $39.1 million in 2000, $34.3 million in 1999, and $34.9 million in 1998, representing an increase of 14.0% from 1999 to 2000 and a decrease of 1.9% from 1998 to 1999. As a percentage of net sales, selling, general and administrative expenses were 21.0%, 24.2%, and 20.7% in 2000, 1999, and 1998, respectively. The principal reasons for the increase in selling, general and administrative expenses in dollar terms in 2000 compared to 1999 were increased expenses associated with penetrating the industrial/OEM markets.

  Purchased In-Process Research and Development

     In September 2000, we acquired LAS, a German based developer and manufacturer of solid state ultraviolet lasers for the telecommunications, computer and microelectronics manufacturing and research markets. This acquisition has been accounted for as a purchase; accordingly, the accompanying financial statements include Laser Analytical Systems GmbH's results of operations since the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition are not material. The amount allocated to purchased in-process research and development was determined through established valuation techniques in the industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Amounts allocated to goodwill and other intangibles will be amortized over five years.

     The total purchase price was $3.9 million, consisting of cash paid of $0.9 million and debt assumed of $3.0 million, and was allocated among the acquired assets as follows:

                                                    (DOLLARS IN THOUSANDS)
Net working capital deficit, including acquisition
  costs of $200...................................          $ (119)
Property, plant and equipment.....................             325
Purchased in-process research and development.....           1,500
Intangible assets:
  Goodwill........................................           1,031
  Existing technology.............................           1,000
  Workforce.......................................             130
                                                            ------
          Total purchase price....................          $3,867
                                                            ======

     The purchase price allocation and intangible assets valuation were based on management's estimates of the after-tax net cash flows and gave explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any considerations specific to us which could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks/tradenames, patents, copyrights, non-compete agreements, assembled workforce, customer relationships and sales channel; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and
(iv) the allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for one generation of the products currently in process. As indicated above, we recorded a one-time charge of $1.5 million for purchased in-process research and development related to several development projects. The cost to complete these projects is estimated to be $1.0 million to $2.0 million. The charge related to the portion of these products, excluding existing technology, that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both us and Laser Analytical Systems GmbH. We will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require us to accelerate the time period over which the intangibles are being amortized. Significant assumptions used to determine the value of in-process research and development included several factors, including the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by management; and (ii) percentage complete for the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both companies, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the existing technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the existing and in-process technologies, discount rates of 22% were used. The discount rates considered both the stat us and risks associated with the respective cash flows at the acquisition date.

  Interest income (expense)

     Net interest income totaled $0.5 million in 2000, $0.9 million in 1999 and $1.3 million in 1998. Interest income was earned on our invested cash and cash equivalents and we incurred interest expense under our credit facilities.

  Foreign currency gain (loss)

     Effective October 1, 1998, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in no cumulative effect on income or other comprehensive income for us.

     At December 31, 2000, we had contracts for the sale of foreign currencies and the purchase of U.S. dollars totaling $53.0 million. At December 31, 2000, we had deferred gains relating to our foreign currency contracts of approximately $1.2 million, which is all expected to be recognized in income over the next twelve months.

  Income tax expense (benefit)

     Prior to February 2000, we filed consolidated tax returns with certain members of Thermo Electron Corporation's consolidated tax group. Income tax expense was provided in the financial statements as if we were a separate taxable entity. Effective February 2000, we are no longer a member of such consolidated tax group for federal income tax purposes. As a result of our no longer filing consolidated tax returns with the Thermo Electron Corporation consolidated group, in the third quarter of 2000 we received approximately

$5.5 million from Thermo Electron Corporation in settlement of the use by Thermo Electron Corporation in its consolidated tax return of certain of our net operating loss carryforwards. These net operating loss carryforwards are no longer available to us to reduce future taxable income.

     We recorded income tax expense of $3.1 million and $5.3 million in the years ended December 31, 2000 and 1998, respectively. We recorded income tax benefit of $2.4 million in the year ended December 31, 1999.

     For the year ended December 31, 2000, our effective tax rate of 46.8% represented our statutory rate adjusted for certain tax reserves no longer needed and for non-deductible in-process research and development expenses associated with the acquisition of LAS.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had working capital of $55.0 million, including cash and cash equivalents of $22.6 million, compared to working capital at December 31, 1999 of $57.9 million, including cash and cash equivalents of $23.3 million.

     Cash provided by operating activities was $8.2 million, $1.1 million, and $8.8 million in the years ended December 31, 2000, 1999, and 1998, respectively. Substantially all the net cash provided by operating activities in 2000 represented the net income for the year ($1.4 million) adjusted for the non-cash impact of depreciation, amortization, purchased in-process research and development, and deferred income taxes ($14.3 million) offset by the use of cash for operating assets and liabilities ($7.5 million). Substantially all the net cash provided by operating activities in 1999 represented the net loss for the year ($3.8 million) adjusted for the non-cash impact of depreciation, amortization, deferred income taxes, restructuring and special inventory write-offs ($8.6 million) offset by the use of cash for operating assets and liabilities ($3.6 million). Substantially all the net cash provided by operating activities in 1998 represented the net income for the year ($9.6 million) adjusted for the non-cash impact of depreciation and amortization ($5.8 million) and for the increase in accounts receivable ($6.3 million).

     Cash used in investing activities, mostly purchases of property, plant and equipment, was $26.1 million, $13.7 million and $15.7 million in the years ended December 31, 2000, 1999, and 1998, respectively.

     Cash provided by financing activities was $18.1 million, $2.0 million and $7.7 million in the years ended December 31, 2000, 1999 and 1998, respectively. During the year ended December 31, 2000, financing activities were net borrowings under credit facilities of $13.4 million and exercises of employee stock options of $4.7 million. During the year ended December 31, 1999, financing activities were primarily net borrowings under credit facilities. During the year ended December 31, 1998, financing activities included the sale of 360,000 shares of common stock in accordance with an overallotment option granted to the underwriters of our initial public offering of $3.2 million and increases in net borrowings under our credit facilities of $4.4 million.

     The effect of foreign currency exchange rate changes on cash was a $0.9 million loss, $0.7 million loss and $0.4 million gain in the years ended December 31, 2000, 1999 and 1998, respectively.

     These activities resulted in decreases in cash and cash equivalents of $0.6 million and $11.3 million in the years ended December 31, 2000 and December 31, 1999, respectively, and an increase in cash and cash equivalents of $1.1 million in the year ended December 31, 1998.

     We have a short-term credit facility in Japan. The credit facility is with several banks, is unsecured, allows aggregate borrowings of 2.8 billion Yen ($24.3 million), bears interest at 1.75% per annum and expires at various times through December 2001. At December 31, 2000, there were approximately $14.1 million of borrowings outstanding under this facility. Our foreign subsidiaries other than in Japan have credit facilities aggregating $4.7 million, of which $0.7 million was outstanding as of December 31, 2000. From time to time, the amount available under credit facilities will be reduced by the amount of performance bonds outstanding guaranteed by the applicable bank to our customers, foreign currency contracts outstanding with the applicable bank and similar arrangements.

     At December 31, 2000, we had outstanding a two year, $15.0 million term loan with a bank. The term loan is repayable in eight equal quarterly installments through December 2002. The loan bears interest at LIBOR (6.2% at December 31, 2000) plus 1.75%.

     In March 2001, we entered into a credit agreement with Thermo Electron Corporation. The agreement provides for a one year, $20.0 million revolving credit facility. The facility bears interest at 2.75% above the prevailing LIBOR rate.

     We have reviewed our short- and long-term liquidity needs. Our liquidity needs for at least the next twelve months will be met by cash flows from operations, existing cash balances and borrowings available under our credit facilities.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The fair value of our cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of our portfolio.

     We regularly hedge our non-U.S. dollar-based exposures in the U.S. by entering into forward contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one month up to one year. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at December 31, 2000. Our largest foreign currency exposure is against the Japanese Yen, primarily because Japan has a higher proportion of local currency denominated sales. Relative to foreign currency exposures existing at December 31, 2000, a 10% unfavorable movement in foreign exchange rates would not expose us to significant losses in earnings or cash flows or significantly diminish the fair value of our foreign currency financial instruments, primarily due to the short lives of the affected financial instruments that effectively hedge substantially all of our year-end exposures to fluctuations in foreign currency exchange rates. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices. See additional discussion of foreign currency exchange contracts under the heading "Foreign currency gain (loss)".

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

     With regard to information systems, the euro had no material impact on our information systems through December 31, 2000. Furthermore, our review indicates that our information systems can operate when the legacy currencies are withdrawn in 2002. As that date gets closer, we expect to conduct another survey concerning the euro's impact on our information systems.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for an index to the consolidated financial statements and supplementary information that are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our officers and directors will be set forth under the captions "Management" and "Election of Directors" in the Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be held in May 2001 (the "2001 Proxy Statement"), and is incorporated herein by reference. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning compensation of our directors and executive officers will be set forth under the captions "Election of Directors -- Compensation of Directors" and "Management -- Summary Compensation of Named Executive Officers" in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth under the caption "Certain Relationships and Related Transactions" in our 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

     (a) 1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Spectra-Physics Lasers, Inc. are filed as part of this report on Form 10-K:

          Reports of Independent Public Accountants

          Consolidated Balance Sheets -- December 31, 2000 and 1999

          Consolidated Statements of Operations -- Years ended December 31, 2000, 1999, and 1998

          Consolidated Statements of Cash Flows -- Years Ended December 31, 2000, 1999, and 1998

          Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 2000, 1999, and 1998

          Notes to Consolidated Financial Statements

         2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          Schedule II -- Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three-months ended December 31, 2000.

     (c) EXHIBITS

    EXHIBIT
    NUMBER                        EXHIBIT DESCRIPTION
    -------                       -------------------
     2.1      Plan of Reorganization of Spectra-Physics (Incorporated by
              reference to exhibit 2.1 of Spectra-Physics' Registration
              Statement on Form S-1 (No. 333-38329))
     3.1      Certificate of Incorporation of Spectra-Physics, as amended
              (Incorporated by reference to exhibit 3.1 of
              Spectra-Physics' Registration Statement on Form S-1 (No.
              333-38329))
     3.2      Bylaws of Spectra-Physics (Incorporated by reference to
              exhibit 3.2 of Spectra-Physics' Registration Statement on
              Form S-1 (No. 333-38329))
     4.1      Specimen of Common Stock Certificate (Incorporated by
              reference to exhibit 4.1 of Amendment No. 1 of
              Spectra-Physics' Registration Statement on Form S-1 (No.
              333-38329))
    10.1      Agreement by and between Spectra-Physics USA and
              Spectra-Physics, dated as of August 29, 1997 (Incorporated by reference to exhibit 10.1 of Spectra-Physics'
              Registration Statement on Form S-1 (No. 333-38329))
    10.2      Registration Rights Agreement between Spectra-Physics USA
              and Spectra-Physics (Incorporated by reference to exhibit
              10.2 of Amendment No. 2 of Spectra-Physics' Registration
              Statement on Form S-1 (No. 333-38329))
    10.3      Form of Executive Employment Agreement with certain officers of Spectra-Physics (Incorporated by reference to exhibit
              10.3 of Amendment No. 2 of Spectra-Physics' Registration
              Statement on Form S-1 (No. 333-38329))
    10.4      Form of Executive Incentive Plan (Incorporated by reference to exhibit 10.5 of Amendment No. 1 of Spectra-Physics'
              Registration Statement on Form S-1 (No. 333-38329))
    10.5      1997 Spectra-Physics Lasers, Inc. Stock Option Plan
              (Incorporated by reference to exhibit 10.6 of Amendment No.
              1 of Spectra-Physics' Registration Statement on Form S-1
              (No. 333-38329))
    10.6      2000 Spectra-Physics Lasers, Inc. Stock Incentive Plan
              (Incorporated by reference to exhibit 10.1 of Form 10-Q (No.
              000-23461))
    10.7      Patent License Agreement dated as of October 4, 1997 by and between Spectra-Physics, as licensor, and Spectra Precision,
              Inc., as licensee (Incorporated by reference to exhibit 10.7 of Amendment No. 1 of Spectra-Physics' Registration
              Statement on Form S-1 (No. 333-38329))
    10.8      Patent License Agreement dated as of October 4, 1997 by and between Spectra Precision, Inc., as licensor, and
              Spectra-Physics, as licensee (Incorporated by reference to exhibit 10.8 of Amendment No. 1 of Spectra-Physics'
              Registration Statement on Form S-1 (No. 333-38329))
    10.9      Tradename and Trademark License Agreement dated as of August
              29, 1997 by and between Spectra-Physics, Spectra-Physics AB and certain Spectra-Physics AB subsidiaries (Incorporated by reference to exhibit 10.9 of Amendment No. 1 of
              Spectra-Physics' Registration Statement on Form S-1 (No.
              333-38329))
    10.10     Employment Agreement dated January 1, 1998, between
              Spectra-Physics and Patrick L. Edsell (Incorporated by
              reference to exhibit 10.10 of Spectra-Physics' Form 10-K for the year ended December 31, 1998)
    21.1      List of Subsidiaries (Incorporated by reference to exhibit
              21.1 of Spectra-Physics' Registration Statement on Form S-1
              (No. 333-38329))
    23.1      Consent of PricewaterhouseCoopers LLP
    23.2      Report of PricewaterhouseCoopers LLP (included on page 62)
    23.3      Consent of Arthur Andersen LLP
    23.4      Report of Arthur Andersen LLP (included on page 61)
    24.1      Powers of Attorney (included on signature page)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2001.

                                          SPECTRA-PHYSICS LASERS, INC.

                                          By:     /s/ PATRICK L. EDSELL

                                            ------------------------------------
                                                     Patrick L. Edsell
                                               Chairman, President and Chief
                                                     Executive Officer

                               POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Patrick L. Edsell and Seth S. Halio, jointly and severally, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   NAME                                       TITLE                         DATE
                   ----                                       -----                         ----

          /s/ PATRICK L. EDSELL                   (Director, Chairman, President        March 1, 2001
------------------------------------------         and Chief Executive Officer)
            Patrick L. Edsell

            /s/ SETH S. HALIO                      (Vice President -- Finance)          March 1, 2001
------------------------------------------           (Principal Financial and
              Seth S. Halio                            Accounting Officer)

          /s/ MARIJN E. DEKKERS                             (Director)                  March 1, 2001
------------------------------------------
            Marijn E. Dekkers

         /s/ LAWRENCE C. KARLSON                            (Director)                  March 1, 2001
------------------------------------------
           Lawrence C. Karlson

            /s/ EARL R. LEWIS                               (Director)                  March 1, 2001
------------------------------------------
              Earl R. Lewis

            /s/ DENIS A. HELM                               (Director)                  March 1, 2001
------------------------------------------
              Denis A. Helm

        /s/ POLYVIOS C. VINTIADIS                           (Director)                  March 1, 2001
------------------------------------------
          Polyvios C. Vintiadis

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Spectra-Physics Lasers, Inc.:

     We have audited the accompanying consolidated balance sheets of Spectra-Physics Lasers, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectra-Physics Lasers, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As explained in Note 1 to the consolidated financial statements, effective January 1, 2000 the Company changed its method of accounting for revenue recognition on certain product shipments through the adoption of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements".

/s/ ARTHUR ANDERSEN LLP

San Jose, California
January 19, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Spectra-Physics Lasers, Inc.

     We have audited the accompanying consolidated statements of operations, of cash flows and of stockholders' equity for the year ended December 31, 1998 of Spectra-Physics Lasers, Inc. and its subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Spectra-Physics Lasers, Inc. and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. We have not audited the consolidated financial statements of Spectra-Physics Lasers, Inc. and its subsidiaries for any period subsequent to December 31, 1998.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 22, 1999

                          SPECTRA-PHYSICS LASERS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 22,639    $ 23,278
  Accounts receivable, including $0 and $68, respectively,
     due from affiliated companies, less allowance for
     doubtful accounts of $842 and $1,253, respectively.....    42,725      38,246
  Inventories...............................................    47,498      26,582
  Deferred tax assets.......................................     5,046       9,657
  Prepaid expenses and other current assets.................     6,925       5,906
                                                              --------    --------
          Total current assets..............................   124,833     103,669
Property, plant and equipment, net..........................    57,746      42,015
Goodwill and other intangible assets, net of accumulated
  amortization of $2,989 and $2,487, respectively...........     4,140       1,794
Other assets................................................     4,112       4,799
                                                              --------    --------
          Total assets......................................  $190,831    $152,277
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 17,561    $ 10,015
  Borrowings under credit facilities........................    22,311      13,655
  Accrued and other current liabilities, including $1,294
     and $170, respectively due to affiliated companies.....    29,929      22,052
                                                              --------    --------
          Total current liabilities.........................    69,801      45,722
Long term debt..............................................     7,500          --
Other long term liabilities.................................       714       1,093
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $0.01:
     Authorized -- 60,000,000 shares
     Outstanding -- 16,642,000 in 2000 and 16,176,543 in
      1999..................................................       167         162
  Additional paid-in capital................................   102,976      98,320
  Retained earnings.........................................    10,875       9,428
  Accumulated other comprehensive loss......................    (1,202)     (2,448)
                                                              --------    --------
          Total stockholders' equity........................   112,816     105,462
                                                              --------    --------
          Total liabilities and stockholders' equity........  $190,831    $152,277
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Net sales..................................................  $186,190    $141,310    $169,016
Cost of products sold......................................   117,610      90,922     103,724
Cost of products sold -- inventory write-offs..............        --       3,700          --
                                                             --------    --------    --------
          Total cost of products sold......................   117,610      94,622     103,724
                                                             --------    --------    --------
     Gross margin..........................................    68,580      46,688      65,292
Operating expenses:
  Research and development.................................    22,629      17,044      16,728
  Selling, general and administrative......................    39,120      34,255      34,903
  Purchased in-process research and development............     1,500          --          --
  Restructuring............................................      (115)      2,540          --
                                                             --------    --------    --------
          Total operating expenses.........................    63,134      53,839      51,631
                                                             --------    --------    --------
     Operating income (loss)...............................     5,446      (7,151)     13,661
Other income:
  Interest income..........................................       515         857       1,335
  Foreign currency gain....................................       559          89          --
                                                             --------    --------    --------
          Total other income...............................      1074         946       1,335
                                                             --------    --------    --------
     Income (loss) before income taxes and cumulative
       effect of change in accounting method...............     6,520      (6,205)     14,996
Income tax expense (benefit)...............................     3,051      (2,357)      5,349
                                                             --------    --------    --------
     Income (loss) before cumulative effect of change in
       accounting method...................................     3,469      (3,848)      9,647
Cumulative effect of change in accounting method (net of
  taxes of $1,778).........................................    (2,022)         --          --
                                                             --------    --------    --------
     Net income (loss).....................................  $  1,447    $ (3,848)   $  9,647
                                                             ========    ========    ========
Per share:
  Income (loss) before cumulative effect of change in
     accounting method:
       Basic...............................................  $   0.21    $  (0.24)   $   0.60
       Diluted.............................................  $   0.20    $  (0.24)   $   0.59
  Cumulative effect on prior years of change in accounting
     method (net of taxes):
       Basic...............................................  $  (0.12)   $     --    $     --
       Diluted.............................................  $  (0.12)   $     --    $     --
  Net income (loss) per share:
       Basic...............................................  $   0.09    $  (0.24)   $   0.60
       Diluted.............................................  $   0.08    $  (0.24)   $   0.59
Shares used in computing net income (loss) per share:
       Basic...............................................    16,576      16,169      16,168
       Diluted.............................................    17,416      16,169      16,473

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
OPERATING ACTIVITIES
Net income (loss)..........................................  $  1,447    $ (3,848)   $  9,647
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities:
  Depreciation and amortization............................     8,186       6,562       5,821
  Purchased in process research and development............     1,500          --          --
  Deferred income taxes....................................     4,611      (2,357)        600
  Non-cash portion of restructuring charge.................        --         655          --
  Inventory write-offs.....................................        --       3,700          --
  Changes in operating assets and liabilities, net of
     acquisition:
     Accounts receivable, including non-current portion....    (2,272)      5,078      (6,313)
     Inventories...........................................   (20,618)     (4,716)        291
     Prepaid expenses and other current assets.............      (995)     (1,962)        465
     Accounts payable......................................     7,287         753      (1,191)
     Accrued and other liabilities.........................     9,095      (2,775)       (484)
                                                             --------    --------    --------
          Total cash provided by operating activities......     8,241       1,090       8,836
                                                             --------    --------    --------
INVESTING ACTIVITIES
Purchases of property, plant and equipment.................   (23,075)    (13,719)    (15,159)
Payment for intangible asset...............................      (600)         --          --
Acquisition of LAS.........................................      (900)         --          --
Other......................................................    (1,487)         22        (583)
                                                             --------    --------    --------
          Total cash used in investing activities..........   (26,062)    (13,697)    (15,742)
                                                             --------    --------    --------
FINANCING ACTIVITIES
Net borrowings under credit facilities.....................    13,431       1,899       4,435
Exercise of common stock options...........................     4,661          85          --
Net proceeds from initial public offering of common
  stock....................................................        --          --       3,248
                                                             --------    --------    --------
          Total cash provided by financing activities......    18,092       1,984       7,683
                                                             --------    --------    --------
Effect of changes in foreign currency exchange rates.......      (910)       (719)        356
                                                             --------    --------    --------
       Increase (decrease) in cash and cash equivalents....      (639)    (11,342)      1,133
Cash and cash equivalents at beginning of year.............    23,278      34,620      33,487
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 22,639    $ 23,278    $ 34,620
                                                             ========    ========    ========
Non-cash financing activities:
  Reversal of accrual for options of a subsidiary which
     lapsed................................................              $  1,000
                                                                         ========
  Debt assumed on acquisition of LAS.......................  $  2,967
                                                             ========

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          ACCUMULATED
                                                                                             OTHER
                                              COMMON STOCK       ADDITIONAL              COMPREHENSIVE
                                           -------------------    PAID-IN     RETAINED      INCOME
                                             SHARES     AMOUNT    CAPITAL     EARNINGS      (LOSS)        TOTAL
                                           ----------   ------   ----------   --------   -------------   --------
BALANCE -- DECEMBER 31, 1997.............  15,808,043    $158     $ 93,991    $ 3,629       $(1,454)     $ 96,324
                                           ----------    ----     --------    -------       -------      --------
  Initial public offering of common stock
    (exercise of underwriters'
    overallotment option)................     360,000       4        3,244         --            --         3,248
  Other comprehensive income:
    Foreign currency translation.........          --      --           --         --           890           890
    Realized gains on forward
      contracts..........................          --      --           --         --           563           563
    Unrealized losses on forward
      contracts..........................          --      --           --         --          (604)         (604)
    Net income...........................          --      --           --      9,647            --         9,647
                                           ----------    ----     --------    -------       -------      --------
         Total comprehensive income......          --      --           --      9,647           849        10,496
                                           ----------    ----     --------    -------       -------      --------
BALANCE -- DECEMBER 31, 1998.............  16,168,043     162       97,235     13,276          (605)      110,068
                                           ----------    ----     --------    -------       -------      --------
  Exercise of common stock options.......       8,500      --           85         --            --            85
  Reversal of accrual for options of a
    subsidiary which lapsed..............          --      --        1,000         --            --         1,000
  Other comprehensive income (loss):
    Foreign currency translation.........          --      --           --         --          (934)         (934)
    Realized gains on forward
      contracts..........................          --      --           --         --         1,412         1,412
    Unrealized losses on forward
      contracts..........................          --      --           --         --        (2,321)       (2,321)
    Net loss.............................          --      --           --     (3,848)           --        (3,848)
                                           ----------    ----     --------    -------       -------      --------
         Total comprehensive income
           (loss)........................          --      --           --     (3,848)       (1,843)       (5,691)
                                           ----------    ----     --------    -------       -------      --------
BALANCE -- DECEMBER 31, 1999.............  16,176,543     162       98,320      9,428        (2,448)      105,462
                                           ----------    ----     --------    -------       -------      --------
  Exercise of common stock options.......     465,457       5        4,656         --            --         4,661
  Other comprehensive income:
    Foreign currency translation.........          --      --           --         --          (921)         (921)
    Realized gains on forward
      contracts..........................          --      --           --         --         1,729         1,729
    Unrealized gains on forward
      contracts..........................          --      --           --         --           438           438
    Net income...........................          --      --           --      1,447            --         1,447
                                           ----------    ----     --------    -------       -------      --------
         Total comprehensive income......          --      --           --      1,447         1,246         2,693
                                           ----------    ----     --------    -------       -------      --------
BALANCE -- DECEMBER 31, 2000.............  16,642,000    $167     $102,976    $10,875       $(1,202)     $112,816
                                           ==========    ====     ========    =======       =======      ========

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Spectra-Physics Lasers, Inc. ("the Company") designs, develops, manufactures and distributes lasers, laser systems and optics for the industrial, original equipment manufacturer (OEM), and research and development markets.

     Thermo Electron Corporation, a company whose common stock is traded on the New York Stock Exchange, indirectly owned approximately 78.1% of the Company's outstanding common stock at December 31, 2000.

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

  Inventories:

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Cost of inventories includes all manufacturing materials and labor and a proportionate share of manufacturing overhead.

  Property, Plant and Equipment:

     Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets of 3 to 25 years.

  Intangible Assets:

     Intangible assets, principally goodwill and other intangibles related to the acquisition of LAS and patent rights, are stated at cost and amortized on a straight-line basis over their estimated useful lives of generally 5 to 17 years.

  Foreign Currency Translation:

     The local currency of the Company's subsidiaries located in Europe and Japan are the functional currencies for each entity. The assets and liabilities and sales and expense accounts of these foreign subsidiaries have been translated using the exchange rate at the balance sheet date and the weighted average exchange rate for the period, respectively.

                          SPECTRA-PHYSICS LASERS, INC.

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

  Sales Recognition:

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. Provision is made at the time the related revenue is recognized for estimated product returns. The Company provides for the estimated cost of product warranties upon shipment. The Company in general warrants its products for 12 to 24 months depending on the product line. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. Shipping and handling costs are included in cost of goods sold.

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. The Company's adoption of SAB 101 resulted in a change in method of accounting for revenue related to certain product shipments. The cumulative effect of this accounting change was $2.0 million (net of taxes). The accounting change did not have a material effect on revenue and quarterly earnings during 2000. The Company has restated its results for the first three quarters of the year ended December 31, 2000, as reflected in footnote 10. Due to the nature of SAB No. 101, it is not practicable to determine pro-forma results for prior years.

  Concentrations:

     Cash is invested in deposits with banks in the United States and in countries where subsidiaries operate. Deposits in these banks may exceed the amount of insurance provided on such deposits; however, the Company is exposed to loss only to the extent of the amount of cash reflected on its balance sheet. The Company has not experienced any losses on its deposits of cash.

     The Company markets its products on both a direct and an OEM basis principally in North America, Europe and Japan to companies for use in telecommunications, image recording, computer and microelectronics manufacturing, industrial manufacturing, medical applications, as well as universities and other entities involved in research. No individual customer accounts for more than 10% of net sales. The Company has adopted credit policies and standards to accommodate growth into these markets. The Company performs ongoing credit evaluations of its customers' financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. Bad debt losses to date have been insignificant.

     A number of components necessary for the manufacture and operation of many of the Company's products are obtained from a sole supplier or a limited group of suppliers. The disruption or termination of any

                          SPECTRA-PHYSICS LASERS, INC.

of these sources could have a material adverse effect on the Company's business, operating results and financial condition.

  Advertising and Promotion Costs:

     The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $1.9 million, $1.5 million, and $1.8 million in the years ended December 31, 2000, 1999, and 1998, respectively.

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

     Forward foreign exchange contracts are used primarily by the Company to hedge certain operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates. Such exposures primarily result from portions of the Company's operations and assets that are denominated in currencies other than the U.S. dollar, primarily the Japanese Yen and certain European currencies. These foreign exchange contracts are entered into to hedge anticipated product sales and recorded accounts receivable made in the normal course of business, and accordingly, are not speculative in nature. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 2000, the Company had effectively hedged approximately 75% of its estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of twelve months or less. The Company does not hold or transact in financial instruments for purposes other than risk management.

     The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheets as accrued and other current liabilities and the related gains or losses on these contracts are deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets are recognized as other income or expense in the period in which

                          SPECTRA-PHYSICS LASERS, INC.

the exchange rates change and offset the foreign currency losses and gains on the underlying exposures being hedged.

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

     The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of December 31, 2000. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

     Foreign currency spot/forward contracts (in thousands, except average contract rates):

                                                       NOTIONAL       AVERAGE
                                                        AMOUNT     CONTRACT RATE
                                                       --------    -------------
Japanese Yen.........................................  $32,727       103.2717
British Pound Sterling...............................    4,104         0.6815
Euro Dollar..........................................   16,150         1.0978
                                                       -------
                                                       $52,981
                                                       =======
Estimated fair value.................................  $ 1,241*
                                                       =======

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

     Prior to the adoption of SFAS No. 133, the Company followed SFAS No. 52, "Foreign Currency Translation," and used forward exchange contracts to hedge only assets and firm commitments that exposed

                          SPECTRA-PHYSICS LASERS, INC.

the Company to enterprise risk as a result of fluctuations in foreign currency exchange rates. Gains and losses on forward exchange contracts that were designated as hedges of firm orders were deferred in other current liabilities and were included in the measurement of the underlying transaction. Hedge accounting was only applied if the derivative reduced the risk of the underlying hedged item and was designated at inception as a hedge. Derivatives were measured for effectiveness both at inception and on an ongoing basis. During this period, no derivative ceased to meet the criteria for deferral and all expected firm commitments occurred. No contract was sold or terminated prior to maturity.

  Net Income (Loss) Per Share:

     The Company has adopted SFAS No. 128, "Earnings Per Share" effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. In 2000, 1999, and 1998 weighted average shares were 16,576,000, 16,169,000, and 16,168,000, respectively, and in 2000 and 1998 the shares used in the diluted calculation included 840,000 and 305,000 incremental shares, respectively, due to grants of options to purchase shares of common stock. In 1999, the shares used in the diluted calculation did not include any shares due to grants of options to purchase shares of common stock as such shares were anti-dilutive. Stock options granted by subsidiaries of the Company were not included in the calculation of net income (loss) per share as they were anti-dilutive.

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

                          SPECTRA-PHYSICS LASERS, INC.

 2. BALANCE SHEET ACCOUNTS

     Inventories, property, plant and equipment, and accrued and other current liabilities consisted of the following (in thousands):

                                                            AT DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
Inventories:
  Raw material..........................................  $ 19,519    $15,277
  Work in process.......................................     9,533      3,482
  Finished goods (including $5,600 at customer locations
     at December 31, 2000)..............................    18,446      7,823
                                                          --------    -------
                                                          $ 47,498    $26,582
                                                          ========    =======
Property, plant and equipment:
  Land, buildings and leasehold improvements............  $ 31,072    $30,534
  Machinery and office equipment........................    84,903     62,975
                                                          --------    -------
                                                           115,975     93,509
  Less accumulated depreciation and amortization........    58,229     51,494
                                                          --------    -------
                                                          $ 57,746    $42,015
                                                          ========    =======
Accrued and other current liabilities:
  Salaries, wages, benefits, bonus and commissions......  $ 12,932    $ 6,933
  Warranty..............................................     2,047      2,348
  Deferred revenue......................................     4,792      5,697
  Other.................................................    10,158      7,074
                                                          --------    -------
                                                          $ 29,929    $22,052
                                                          ========    =======

  Credit facilities:

     The Company has a short-term credit facility in Japan. The credit facility is with several banks, is unsecured, allows aggregate borrowings of 2.8 billion Yen ($24.3 million), bears interest at 1.75% per annum and expires at various times through December 2001. At December 31, 2000, there were approximately $14.1 million of borrowings outstanding under this facility. The Company's foreign subsidiaries other than Japan have credit facilities aggregating $4.7 million, of which $0.7 million was outstanding as of December 31, 2000. From time to time, the amount available under credit facilities will be reduced by the amount of performance bonds outstanding guaranteed by the applicable bank to our customers, foreign currency contracts outstanding with the applicable bank and similar arrangements.

     At December 31, 2000, the Company had outstanding a two year, $15.0 million term loan with a bank. The term loan is repayable in eight equal quarterly installments through December 2002. The loan bears interest at LIBOR (6.2% at December 31, 2000) plus 1.75%.

     In March 2001, the Company entered a credit agreement with Thermo Electron Corporation. The agreement provides for a one year, $20.0 million revolving credit facility. The facility bears interest at 2.75% above the prevailing LIBOR rate.

 3. ACQUISITION OF LAS

     In September 2000, the Company acquired Laser Analytical Systems GmbH ("LAS"), a German based developer and manufacturer of solid state ultraviolet lasers for the telecommunications, computer and microelectronics manufacturing and research markets. This acquisition has been accounted for as a purchase;

                          SPECTRA-PHYSICS LASERS, INC.

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

     The total purchase price was $3.9 million, consisting of cash paid of $0.9 million and debt assumed of $3.0 million and was allocated among the acquired assets as follows (in thousands):

Net working capital deficit, including acquisition costs of
  $200......................................................  $ (119)
Property, plant and equipment...............................     325
Purchased in-process research and development...............   1,500
Intangible assets:
  Goodwill..................................................   1,031
  Existing technology.......................................   1,000
  Workforce.................................................     130
                                                              ------
          Total purchase price..............................  $3,867
                                                              ======

     The purchase price allocation and intangible assets valuation were based on management's estimates of the after-tax net cash flows and gave explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any considerations specific to us which could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets including trademarks/tradenames, patents, copyrights, non-compete agreements, assembled workforce, customer relationships and sales channel; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and
(iv) the allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with said completed efforts for one generation of the products currently in process. As indicated above, the Company recorded a one-time charge of $1.5 million for purchased in-process research and development related to several development projects. The cost to complete these projects is estimated to be $1.0 million to $2.0 million. The charge related to the portion of these products, excluding existing technology, that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both us and Laser Analytical Systems GmbH. The Company will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require us to accelerate the time period over which the intangibles are being amortized. Significant assumptions used to determine the value of in-process research and development included several factors, including the following: (i) forecast of net cash flows that the Company expected to result from the development effort using projections prepared by management; and (ii) percentage complete for the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both companies, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential

                          SPECTRA-PHYSICS LASERS, INC.

synergistic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the existing technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the existing and in-process technologies, discount rates of 22% were used. The discount rates considered both the status and risks associated with the respective cash flows at the acquisition date.

 4. STOCKHOLDERS' EQUITY

  Preferred Stock:

     The Company's authorized preferred stock was 10,000,000 shares with a par value of $0.01 per share. The Board of Directors may, at its discretion, designate one or more series of preferred stock and establish the voting, dividend, liquidation, and other rights and preferences of the shares of each series, and provide for the issuance of shares of any series.

  Stock Options:

     The Company has adopted the 1997 Spectra-Physics Lasers, Inc. Stock Option Plan ("the 1997 Plan") which provides for the granting of non-qualified stock options ("options") to certain officers, key employees and non-employee directors of the Company. The aggregate maximum number of shares of common stock available for award under the 1997 Plan is 2,309,721 shares, subject to adjustment to reflect changes in the Company's capitalization. No awards can be made under the 1997 Plan more than 10 years after the date the plan was adopted. The exercise price of the options will be determined by the Board of Directors, provided that the exercise price must be at least 100% of the fair market value of a share of common stock on the date the option is granted. An option's term shall not exceed ten years from the date of grant. No option may be exercised sooner than six months from the date of grant. Options vest 25% upon the first anniversary of the grant date and 6.25% at the end of each three-month period thereafter. These options may not be exercised following termination of the grantee's employment with the Company, except that in the event that a grantee's employment terminates due to death, disability or retirement, options held by such grantee or his estate shall be exercisable, to the extent vested at the time of termination of employment, for a period of three (3) months after termination of employment.

     The Company has adopted the 2000 Spectra-Physics Lasers, Inc. Stock Incentive Plan (the "2000 Plan") which provides for the granting of awards to certain officers, employees and non-employee directors of the Company. Awards of incentive stock options, non-qualified options, stock appreciation rights and restricted stock are available under the 2000 Plan. The aggregate maximum number of shares of common stock available for award under the 2000 Plan is 2,500,000 shares, subject to adjustment to reflect changes in the Company's capitalization. No awards can be made under the 2000 Plan more than 10 years after the date the plan was adopted. In the case of awards of stock options, the exercise price of the options will be determined by a committee of the Board of Directors, provided that the exercise price must be at least 100% of the fair market value of a share of common stock on the date the option is granted. An option's term shall not exceed ten years from the date of grant. During 2000, 1,447,900 non-qualified options to purchase common stock were granted under the 2000 Plan. These options vest 25% upon the first anniversary of the grant date and monthly thereafter. No other awards were made under the 2000 Plan.

                          SPECTRA-PHYSICS LASERS, INC.

     A summary of option activity follows:

                                                                   OPTIONS OUTSTANDING
                                                                  ---------------------
                                                                               WEIGHTED
                                                     OPTIONS                   AVERAGE
                                                    AVAILABLE                  EXERCISE
                                                    FOR GRANT      OPTIONS      PRICE
                                                    ----------    ---------    --------
Balance -- December 31, 1997......................     222,576    2,087,145     $10.00
Granted...........................................     (52,750)      52,750     $13.05
Cancelled.........................................      26,250      (26,250)    $10.00
                                                    ----------    ---------     ------
Balance -- December 31, 1998......................     196,076    2,113,645     $10.08
Granted...........................................    (263,000)     263,000     $ 9.02
Exercised.........................................          --       (8,500)    $10.00
Cancelled.........................................     251,025     (251,025)    $10.17
                                                    ----------    ---------     ------
Balance -- December 31, 1999......................     184,101    2,117,120     $ 9.93
Shares reserved 2000 Stock Option Plan............   2,500,000
Granted...........................................  (1,752,900)   1,752,900     $53.20
Exercised.........................................          --     (465,457)    $10.01
Cancelled.........................................     261,987     (261,987)    $27.54
                                                    ----------    ---------     ------
Balance -- December 31, 2000......................   1,193,188    3,142,576     $32.58
                                                    ==========    =========     ======

     Exercise prices of outstanding options at December 31, 2000 were:

$ 8.00 - $10.00...........................................  1,437,041
$10.88 - $11.88...........................................     27,000
$14.50 - $17.25...........................................     32,375
$25.25 - $49.00...........................................    757,660
$53.13 - $70.13...........................................    888,500
                                                            ---------
                                                            3,142,576
                                                            =========

     The number of options exercisable at weighted average exercise prices at December 31, 2000, 1999 and 1998 were as follows:

                                                           2000        1999      1998
                                                         --------    --------    ----
Number of options......................................   936,204     916,684    --
Weighted average exercise price........................  $   9.97    $  10.05    --

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

                                                           2000       1999       1998
                                                          -------    -------    -------
Risk-free interest rate.................................      6.0%       5.0%       4.6%
Dividend yield..........................................      0.0%       0.0%       0.0%
Volatility..............................................    134.5%     107.2%      93.0%
Average life............................................  4 years    4 years    4 years
Fair value of option grants.............................  $ 51.88    $  8.39    $  5.74

                          SPECTRA-PHYSICS LASERS, INC.

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

     The effect of applying SFAS No. 123 resulted in pro forma net income (loss) of $(3.9) million, $(5.3) million, and $8.9 million in 2000, 1999, and 1998, respectively, and net income (loss) per share basic and diluted of $(0.23) in 2000, $(0.33) in 1999, and $0.55 and $0.54, respectively, in 1998.

     In 1996, a subsidiary of the Company, granted certain of its employees options to purchase up to 20% of the subsidiary's total common stock outstanding. In 1997, the Company recognized $1.0 million of compensation expense associated with these options. In 1999, the options lapsed and the employees of the subsidiary were terminated. The Company reversed $1.0 million of accrued compensation expense related to these options to additional paid in capital.

 5. BENEFIT AND INCENTIVE PLANS

     The Company sponsors a defined contribution plan covering substantially all U.S. employees. The plan provides for limited Company matching of participants' contributions. Contributions to the plan by the Company and charged to operations were $0.8 million, $0.8 million, and $0.8 million in the years ended December 31, 2000, 1999, and 1998, respectively.

     The Company's Executive Incentive Plan and Employee Bonus Plan provides certain officers and employees of the Company with annual incentive cash bonus awards based on the achievement of certain pre-established quantitative and qualitative goals, including overall Company profitability. The Company charged to operations $1.1 million, $0.0 million, $0.1 million in the years ended December 31, 2000, 1999, and 1998, respectively, under these plans.

     In May 2000, the board of directors approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), of which 500,000 shares of common stock are reserved for issuance to eligible employees. The Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15 percent of an employee's compensation, at 85% of the lower of the fair market value of the Company's common stock on the first or the last day of each offering period. As of December 31, 2000, no shares were issued and 500,000 shares were reserved for future issuance under the Purchase Plan.

 6. INCOME TAXES

     Income (loss) before income taxes consisted of the following (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000      1999       1998
                                                         ------    -------    -------
U.S....................................................  $4,998    $(7,024)   $12,410
Foreign................................................   1,522        819      2,586
                                                         ------    -------    -------
                                                         $6,520    $(6,205)   $14,996
                                                         ======    =======    =======

                          SPECTRA-PHYSICS LASERS, INC.

     Income tax expense (benefit) for the years ended December 31, 2000, 1999, and 1998 consisted of the following (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
U.S. Federal and state:
  Current..............................................  $(2,145)   $  (208)   $3,994
  Deferred.............................................    4,611     (2,357)      572
                                                         -------    -------    ------
                                                           2,466     (2,565)    4,566
                                                         -------    -------    ------
Foreign:
  Current..............................................      585        208       755
  Deferred.............................................       --         --        28
                                                         -------    -------    ------
                                                             585        208       783
                                                         -------    -------    ------
          Total........................................  $ 3,051    $(2,357)   $5,349
                                                         =======    =======    ======

     The following table summarizes the significant differences between the U.S. Federal statutory rate and the Company's income tax expense (benefit) for financial statement purposes (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999       1998
                                                          ------    -------    ------
Income tax expense (benefit) at U.S. statutory rate.....  $2,282    $(2,110)   $5,099
Non-deductible purchased in-process research and
  development charge....................................     525         --        --
Foreign taxes...........................................      52        (71)      189
State taxes, net of Federal benefit.....................     381       (255)      451
Other...................................................    (189)        79      (390)
                                                          ------    -------    ------
Income tax expense (benefit)............................  $3,051    $(2,357)   $5,349
                                                          ======    =======    ======

     The Company's net deferred tax assets are comprised of the following (in thousands):

                                                           AS OF DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Deferred tax assets:
  Inventory valuation....................................  $ 2,400    $ 2,480
  Accrued expenses.......................................    3,535      2,380
  Other..................................................      927        502
  Net operating loss carryforwards.......................       --      5,510
                                                           -------    -------
          Total deferred tax assets......................    6,862     10,872
Deferred tax liabilities:
  Property, plant and equipment..........................   (1,416)      (805)
  Other..................................................     (100)      (110)
                                                           -------    -------
          Total deferred tax liabilities.................   (1,516)      (915)
                                                           -------    -------
Net deferred tax assets..................................  $ 5,346    $ 9,957
                                                           =======    =======

     Prior to February 2000, the Company filed consolidated tax returns with certain members of Thermo Electron Corporation's consolidated tax group. Income tax expense was provided in the financial statements as if the Company was a separate taxable entity. Effective February 2000, the Company is no longer a member of such consolidated tax group for federal income tax purposes. As a result of no longer filing consolidated tax returns with the Thermo Electron Corporation consolidated group, in the third quarter of 2000 the Company

                          SPECTRA-PHYSICS LASERS, INC.

received approximately $5.5 million from Thermo Electron Corporation in settlement of the use by Thermo Electron Corporation in its consolidated tax return of certain net operating loss carryforwards of which $4.6 million was credited against deferred tax assets. As a result, these net operating loss carryforwards are no longer available to the Company to reduce future taxable income.

 7. COMMITMENTS

     The Company leases manufacturing, research and development and office facilities under non-cancellable operating leases which expire in 2001 through 2008. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the terms of certain lease agreements, the leases may be extended, at the Company's option, and certain of the leases provide for adjustments of the minimum monthly rent.

     Future minimum annual lease payments under the leases are as follows (in thousands):

                 YEAR ENDING DECEMBER 31,
                 ------------------------
       2001................................................  $ 5,120
       2002................................................    5,133
       2003................................................    4,576
       2004................................................    4,230
       2005................................................    1,956
       Thereafter..........................................      213
                                                             -------
                                                             $21,228
                                                             =======

     Rent expense was $4.4 million, $3.6 million and $3.2 million in the years ended December 31, 2000, 1999, and 1998, respectively.

 8. ENVIRONMENTAL MATTERS

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

     Measurement of environmental accruals is subject to uncertainties, including the evolving nature of environmental regulations and their enforcement, the amount of time required to complete remediation, and the extent to which other PRPs will bear their share of the remediation costs. The Company estimates that at December 31, 2000 the remediation process will be completed at a cost ranging from approximately $1.2 million to $4.1 million. It is possible that the Company's recorded estimate of its obligation may change. At December 31, 2000, and 1999, the Company had accrued its best estimate of the liability of approximately $1.2 million (of which $1.1 million was included in long term liabilities) and $1.4 million (of which $1.2 million was included in long term liabilities), respectively, for anticipated future remediation costs associated with the Superfund site referred to above. During the years ended December 31, 2000, 1999, and

                          SPECTRA-PHYSICS LASERS, INC.

1998, the Company paid approximately $0.2 million, $0.6 million, and $0.1 million, respectively, for remediation of this site.

 9. SEGMENT REPORTING

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

  Description of the types of products and services from which each of the reportable segment derives its revenues

     In 2000, the Company realigned its business units to support growth in telecommunications and other strategic markets. The Company's new structure includes four operating groups, the Passive Telecommunications Group, the Active Telecommunications Group, the Laser Group, and Spectra-Physics Distribution
(SPD). Prior to 2000, the Company had five reportable segments: the Passive Components (PC) business unit; the Industrial and Scientific Lasers (ISL) business unit; the Original Equipment Manufacturer (OEM) business unit; Opto Power Corporation (OPC); and SPD. It was not practical to restate 1999 and 1998 to conform to the 2000 presentation as the Company did not report its operations internally in this manner.

     The Passive Telecommunications Group (PTG) which consists primarily of the Passive Components business unit produces passive components for sale to telecommunications customers and for use by the Laser Group in the Company's laser products. The Laser Group (LG) which consists of ISL, OEM and LAS primarily produces high power solid state and conventional lasers for sale in all of the Company's principal markets. The Active Telecommunications Group
(ATG) which consists principally of OPC primarily produces semiconductor lasers for sale to telecommunication, medical, industrial manufacturing and image recording customers and for use by the Laser Group in the Company's solid state laser products.

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

  Factors management used to identify the Company's reportable segments

     The Company's reportable segments are identified by Group. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production methods.

                          SPECTRA-PHYSICS LASERS, INC.

     Information about segments (in thousands):

                                                                                    ALL
                                          ATG       PTG        LG        SPD      OTHERS     TOTAL
                                        -------   -------   --------   --------   -------   --------
Year ended December 31, 2000
  Net sales to external customers.....  $ 3,123   $    15   $    975   $181,069   $ 1,008   $186,190
  Intersegment net sales..............   32,418    20,599    135,025         --        --    188,042
  Depreciation and amortization
     expense..........................    2,995     1,435      2,502        281       973      8,186
  Segment EBIT........................      198    (3,403)    26,294     (8,873)   (1,157)    13,059
  Segment assets......................   44,284    26,529     58,882     88,381        --    218,076
  Expenditures for long-lived
     assets...........................    7,419    10,418      4,345        186       707     23,075

                                                                                      ALL
                                   PC        ISL       OEM       OPC       SPD      OTHERS     TOTAL
                                 -------   -------   -------   -------   --------   -------   --------
Year ended December 31, 1999
  Net sales to external
     customers.................  $   662   $    --   $    --   $ 5,609   $133,271   $ 1,768   $141,310
  Intersegment net sales.......   29,948    62,533    36,402    18,011         --        --    146,894
  Depreciation and amortization
     expense...................    2,192       546       633     2,380        423       388      6,562
  Segment EBIT.................     (629)   11,412     6,576    (3,075)    (7,395)   (1,869)     5,020
  Segment assets...............   18,877    25,779    12,545    35,449     70,109        --    162,759
  Expenditures for long-lived
     assets....................    3,970       839       474     7,262        430       744     13,719
Year ended December 31, 1998
  Net sales to external
     customers.................  $ 1,125   $    --   $    --   $26,961   $135,893   $ 5,037   $169,016
  Intersegment net sales.......   32,864    65,477    33,924     9,829         --        --    142,094
  Depreciation and amortization
     expense...................    1,876       500       610     1,971        405       459      5,821
  Segment EBIT.................    1,222    10,532     4,332     8,687     (4,410)     (925)    19,438
  Segment assets...............   14,600    17,410     6,716    37,497     54,725     2,520    133,468
  Expenditures for long-lived
     assets....................    2,799       429       472    10,255        441       763     15,159

                          SPECTRA-PHYSICS LASERS, INC.

     Reconciliations of segments information to financial statements (in thousands):

                                                    2000         1999         1998
                                                  ---------    ---------    ---------
NET SALES
Total external sales for reportable segments....  $ 185,182    $ 139,542    $ 163,979
Intersegment sales for reportable segments......    188,042      146,894      142,094
Other sales.....................................      1,008        1,768        5,037
Elimination of intersegment sales...............   (188,042)    (146,894)    (142,094)
                                                  ---------    ---------    ---------
          Total consolidated net sales..........  $ 186,190    $ 141,310    $ 169,016
                                                  =========    =========    =========
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING METHOD
Total EBIT for reportable segments..............  $  14,216    $   6,889    $  20,363
Other EBIT......................................     (1,157)      (1,869)        (925)
Corporate expenses..............................     (6,110)      (4,954)      (5,003)
Other operating expenses:
  Purchased in-process research and development
     expenses...................................     (1,500)          --           --
  Restructuring expenses........................        115       (2,540)          --
  Inventory charges.............................         --       (3,700)          --
  Other items not allocated to segments.........       (118)        (977)        (774)
Interest income.................................        515          857        1,335
Foreign currency gain...........................        559           89           --
                                                  ---------    ---------    ---------
          Total consolidated income (loss)
            before income taxes and cumulative
            effect of change in accounting
            method..............................  $   6,520    $  (6,205)   $  14,996
                                                  =========    =========    =========
ASSETS
Total assets for reportable segments............  $ 218,076    $ 162,759    $ 130,948
Other assets....................................         --           --        2,520
Corporate assets................................     93,502       80,067       71,917
Eliminations....................................   (120,747)     (90,549)     (48,357)
                                                  ---------    ---------    ---------
          Total consolidated assets.............  $ 190,831    $ 152,277    $ 157,028
                                                  =========    =========    =========

                          SPECTRA-PHYSICS LASERS, INC.

                                                                NET       LONG-LIVED
                                                               SALES        ASSETS
                                                              --------    ----------
GEOGRAPHIC INFORMATION:
2000
  North America.............................................  $ 93,804     $63,694
  Japan.....................................................    41,032       1,360
  Europe....................................................    35,967         944
  Other Asia................................................     6,975          --
  Rest of the World.........................................     8,412          --
                                                              --------     -------
          Total.............................................  $186,190     $65,998
                                                              ========     =======
1999
  North America.............................................  $ 63,360     $43,743
  Japan.....................................................    35,731       3,849
  Europe....................................................    32,812       1,016
  Other Asia................................................     5,143          --
  Rest of the World.........................................     4,264          --
                                                              --------     -------
          Total.............................................  $141,310     $48,608
                                                              ========     =======
1998
  North America.............................................  $ 91,545     $37,240
  Japan.....................................................    32,834       1,261
  Europe....................................................    33,707       1,273
  Other Asia................................................     6,508          --
  Rest of the World.........................................     4,422          --
                                                              --------     -------
          Total.............................................  $169,016     $39,774
                                                              ========     =======

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

                          SPECTRA-PHYSICS LASERS, INC.

10. UNAUDITED QUARTERLY FINANCIAL DATA

     The following is a summary of quarterly financial results (in thousands except per share amounts):

                                                                  QUARTER ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
2000 AS RESTATED:
  Net sales...................................  $39,368     $43,849      $45,844         $57,129
  Gross margin................................   16,135      16,972       14,644          20,829
  Income (loss) before cumulative effect of
     change in accounting method..............    1,632       1,409       (1,630)          2,058
  Cumulative effect of change in accounting
     method (net of taxes)....................   (2,022)         --           --              --
  Net income (loss)...........................     (390)      1,409       (1,630)          2,058
Per share:
  Income (loss) before cumulative effect of
     change in accounting method:
     Basic....................................     0.10        0.08        (0.10)           0.12
     Diluted..................................     0.09        0.08        (0.10)           0.12
  Cumulative effect of change in accounting
     method (net of taxes):
     Basic....................................    (0.12)         --           --              --
     Diluted..................................    (0.12)         --           --              --
  Net income (loss) per share:
     Basic....................................    (0.02)       0.08        (0.10)           0.12
     Diluted..................................    (0.02)       0.08        (0.10)           0.12
2000 AS REPORTED:
  Net sales...................................  $37,268     $42,349      $47,444              --
  Gross margin................................   14,635      16,572       15,844              --
  Net income (loss)...........................      702       1,161         (825)             --
  Net income (loss) per share:
     Basic....................................     0.04        0.07        (0.05)             --
     Diluted..................................     0.04        0.07        (0.05)             --
1999:
  Net sales...................................  $31,081     $34,901      $34,149         $41,179
  Gross margin................................    9,921      13,150        8,104          15,513
  Net income (loss)...........................   (1,880)        255       (3,775)          1,552
  Net income (loss) per share:
     Basic....................................    (0.12)      (0.02)       (0.23)           0.10
     Diluted..................................    (0.12)      (0.02)       (0.23)           0.09
1998:
  Net sales...................................  $43,606     $40,227      $39,731         $45,452
  Gross margin................................   16,586      15,739       15,157          17,810
  Net income..................................    2,116       1,937        2,261           3,333
  Net income per share:
     Basic....................................     0.13        0.12         0.14            0.21
     Diluted..................................     0.13        0.12         0.14            0.21

The 2000 amounts above have been restated from previously reported amounts to conform to the requirements of SAB No. 101 (See Note 1.)

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Spectra-Physics Lasers, Inc.

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Spectra-Physics Lasers, Inc. (a Delaware Corporation) and Subsidiaries as of and for the years ended December 31, 2000 and 1999 included in this Form 10-K and have issued our report thereon dated January 19, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a)2 herein is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects as of and for the years ended December 31, 2000 and 1999 in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Jose, California
January 19, 2001

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Spectra-Physics Lasers, Inc.:

     Our audit of the consolidated financial statements of Spectra-Physics Lasers, Inc. referred to in our report dated January 22, 1999 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K for the year ended December 31, 1998. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1998 when read in conjunction with the related consolidated financial statements. We have not audited the financial statement schedule of Spectra-Physics Lasers, Inc. for any period subsequent to December 31, 1998.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 22, 1999

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                      BALANCE                                BALANCE
                                                        AT                                     AT
                                                     BEGINNING                               END OF
                                                      OF YEAR     ADDITIONS    DEDUCTIONS     YEAR
                                                     ---------    ---------    ----------    -------
Allowance for Doubtful Accounts:
  December 31, 2000................................   $1,253       $  276       $  (687)     $  842
  December 31, 1999................................      405        1,408          (560)      1,253
  December 31, 1998................................      540           --          (135)        405
Warranty Reserves:
  December 31, 2000................................   $2,348       $1,225       $(1,525)     $2,048
  December 31, 1999................................    2,997        2,968        (3,617)      2,348
  December 31, 1998................................    2,802        2,980        (2,785)      2,997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 23.1      Consent of PricewaterhouseCoopers LLP
 23.3      Consent of Arthur Andersen LLP