Form 10-Q
period 2001-03-31
SPECTRA PHYSICS LASERS INC
filed 2001-05-14
CIK 1047385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock, par value $0.01 per share, at March 31, 2001 was 16,699,522 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SPECTRA-PHYSICS LASERS, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I  FINANCIAL INFORMATION

Item 1.  Financial statements and supplementary data:
         (a) Consolidated Balance Sheets at March 31, 2001 and
             December 31, 2000.......................................    1
         (b) Consolidated Statements of Operations for the three
         months ended March 31, 2001 and 2000........................    2
         (c) Consolidated Statements of Cash Flows for the three
         months ended March 31, 2001 and 2000........................    3
         (d) Notes to Consolidated Financial Statements..............    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   14

                        PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   15
Item 2.  Changes in Securities.......................................   16
Item 3.  Defaults Upon Senior Securities.............................   16
Item 4.  Submission of Matters to a Vote by Security Holders.........   16
Item 5.  Other Information...........................................   16
Item 6.  Exhibits and Reports on Form 8-K............................   16
         Signatures..................................................   17

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SPECTRA-PHYSICS LASERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)     (SEE NOTE)
Current assets:
  Cash and cash equivalents.................................   $  7,810        $ 22,639
  Accounts receivable, less allowance for doubtful accounts
     of $1,043 and $842, respectively.......................     39,291          42,725
  Inventories...............................................     50,819          47,498
  Deferred tax assets.......................................      5,046           5,046
  Prepaid expenses and other current assets.................      6,108           6,925
                                                               --------        --------
          Total current assets..............................    109,074         124,833
                                                               --------        --------
Property, plant and equipment, net..........................     63,135          57,746
Goodwill and other intangible assets, net of accumulated
  amortization of $3,208 and $2,989, respectively...........      3,921           4,140
Other assets................................................      6,499           4,112
                                                               --------        --------
          Total assets......................................   $182,629        $190,831
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $ 11,910        $ 17,561
  Borrowings under credit facilities with banks.............     20,059          22,311
  Borrowings under a credit facility with an affiliated
     company................................................      7,000              --
  Accrued and other current liabilities, including $421 and
     $1,294, respectively due to affiliated companies.......     22,632          29,929
                                                               --------        --------
          Total current liabilities.........................     61,601          69,801
Long term debt..............................................      5,625           7,500
Other long term liabilities.................................        732             714
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................        167             167
  Additional paid-in capital................................    104,067         102,976
  Retained earnings.........................................     10,894          10,875
  Accumulated other comprehensive income (loss).............       (457)         (1,202)
                                                               --------        --------
          Total stockholders' equity........................    114,671         112,816
                                                               --------        --------
          Total liabilities and stockholders' equity........   $182,629        $190,831
                                                               ========        ========

---------------

Note: The balance sheet at December 31, 2000 has been derived from the Company's audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Net sales...................................................  $54,554    $39,368
Cost of products sold.......................................   36,698     23,233
                                                              -------    -------
     Gross margin...........................................   17,856     16,135
                                                              -------    -------
Operating expenses:
  Research and development..................................    5,667      5,499
  Selling, general and administrative.......................   11,315      8,397
  Other.....................................................      587         --
                                                              -------    -------
          Total operating expenses..........................   17,569     13,896
                                                              -------    -------
          Operating income..................................      287      2,239
                                                              -------    -------
Other income (expense):
  Interest income (expense).................................     (121)       238
  Foreign currency gain (loss)..............................     (135)       155
                                                              -------    -------
          Total other income (expense)......................     (256)       393
                                                              -------    -------
          Income before income taxes and cumulative effect
           of change in accounting method...................       31      2,632
Income tax expense..........................................      (12)    (1,000)
                                                              -------    -------
          Income before cumulative effect of change in
           accounting method................................       19      1,632
Cumulative effect of change in accounting method (net of
  income taxes of $1,778)...................................       --     (2,022)
                                                              -------    -------
     Net income (loss)......................................  $    19    $  (390)
                                                              =======    =======
Per share:
  Income before cumulative effect of change in accounting
     method:
     Basic..................................................  $  0.00    $  0.10
     Diluted................................................  $  0.00    $  0.09
  Cumulative effect of change in accounting method:
     Basic..................................................  $    --    $ (0.12)
     Diluted................................................  $    --    $ (0.12)
  Net Income (loss) per share:
     Basic..................................................  $  0.00    $ (0.02)
     Diluted................................................  $  0.00    $ (0.02)
Shares used in computing net income (loss) per share:
     Basic..................................................   16,692     16,464
     Diluted................................................   17,274     17,354

                See Notes to Consolidated Financial Statements.

                          SPECTRA-PHYSICS LASERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $     19    $  (390)
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities:
  Depreciation and amortization.............................     2,616      1,828
  Changes in operating assets and liabilities:
     Accounts receivable....................................     3,434      9,833
     Inventories............................................    (3,321)    (8,223)
     Prepaid expenses and other current assets..............       817        400
     Accounts payable.......................................    (5,652)      (697)
     Accrued and other current liabilities..................    (5,792)    (1,581)
                                                              --------    -------
          Total cash provided by (used in) operating
           activities.......................................    (7,879)     1,170
                                                              --------    -------
INVESTING ACTIVITIES
Purchases of property, plant and equipment..................    (7,946)    (2,711)
Investment..................................................      (955)        --
Other.......................................................    (1,366)      (147)
                                                              --------    -------
          Total cash used in investing activities...........   (10,267)    (2,858)
                                                              --------    -------
FINANCING ACTIVITIES
Net borrowings (payments) under credit facilities...........     2,891       (777)
Net proceeds from issuance of common stock..................     1,091      3,818
                                                              --------    -------
          Total cash provided by financing activities.......     3,982      3,041
                                                              --------    -------
Effect of changes in foreign currency exchange rates........      (665)      (286)
                                                              --------    -------
          Increase (decrease) in cash and cash
           equivalents......................................   (14,829)     1,067
Cash and cash equivalents at beginning of year..............    22,639     23,278
                                                              --------    -------
Cash and cash equivalents at end of period..................  $  7,810    $24,345
                                                              ========    =======

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Friday of the thirteenth week of each quarter. For presentation purposes, the financial statements reflect the calendar month-end date.

 2. INVENTORIES

     Inventories consisted of the following (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
Raw material.........................................   $15,012       $19,519
Work in process......................................    12,900         9,533
Finished goods (including $4,850 and $5,600 at
  customer locations, respectively)..................    22,907        18,446
                                                        -------       -------
                                                        $50,819       $47,498
                                                        =======       =======

 3. NET INCOME (LOSS) PER SHARE

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

                          SPECTRA-PHYSICS LASERS, INC.

                                  (UNAUDITED)

     The following table presents the calculation of basic and diluted net income (loss) per share as required under SFAS No. 128 (in thousands, except per share data):

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
Numerator:
  Net income (loss)......................................  $    19    $  (390)
                                                           =======    =======
Denominator:
  Denominator for basic net income (loss) per share:
     Weighted average shares.............................   16,692     16,464
  Effect of dilutive securities:
     Employee stock options..............................      582        890
                                                           -------    -------
  Denominator for diluted net income (loss) per share....   17,274     17,354
                                                           =======    =======
Net income (loss)per share -- Basic......................  $  0.00    $ (0.02)
Net income (loss) per share -- Diluted...................  $  0.00    $ (0.02)

 4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) was as follows (in thousands):

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                             ---------------
                                                              2001     2000
                                                             ------    -----
Net income (loss)..........................................  $   19    $(390)
Foreign currency translation adjustments...................    (743)    (430)
Unrealized gain on forward foreign currency contracts, net
  of income taxes..........................................   1,488      857
                                                             ------    -----
          Total comprehensive income.......................  $  764    $  37
                                                             ======    =====

     Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the cumulative foreign currency translation adjustments and net unrealized gains (losses) on forward foreign currency contracts.

 5. LEGAL AND ENVIRONMENTAL MATTERS

     See Part II., Item 1.

 6. SEGMENT REPORTING

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH OF THE REPORTABLE SEGMENT DERIVES ITS REVENUES

     In 2000, the Company realigned its business units to support growth in telecommunications and other strategic markets. The Company's current structure includes four operating groups, the Passive Telecommunications Group, the Active Telecommunications Group, the Laser Group, and Spectra-Physics Distribution. Prior to 2000, the Company had five reportable segments: the Passive Components
(PC) business unit; the Industrial and Scientific Lasers (ISL) business unit; the Original Equipment Manufacturer (OEM) business unit; Opto Power Corporation
(OPC); and Spectra-Physics Distribution (SPD) business unit.

                          SPECTRA-PHYSICS LASERS, INC.

                                  (UNAUDITED)

     The Passive Telecommunications Group (PTG) which consists primarily of the Passive Component business unit produces passive components for sale to telecommunication customers and for use by the Laser Group in the Company's laser products. The Laser Group (LG) which consists of ISL, OEM and Laser Analytical Systems GmbH primarily produces high power solid state and conventional lasers for sale in all of the Company's principal markets. The Active Telecom Group (ATG) which consists principally of Opto Power Corporation primarily produces semiconductor lasers for sale to telecommunication, medical, industrial manufacturing and image recording customers and for use by the Laser Group in the Company's solid state laser products. The Spectra-Physics Distribution (SPD) business unit is primarily responsible for selling and servicing products directly in the United States, Japan, Germany, the United Kingdom, and the Netherlands, and through approximately 30 independent distributors throughout the remainder of the world. Certain 2000 segment information has been reclassified to conform to the 2001 presentation.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

     The Company evaluates performance and allocates resources based on Earnings Before Interest and Taxes (EBIT). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Information about segments (in thousands):

                                                                                    ALL
                                             ATG       PTG       LG        SPD     OTHERS    TOTAL
                                           -------   -------   -------   -------   ------   --------
Three months ended March 31, 2001
  Net sales to external customers........  $   682   $    13   $   286   $51,467   $2,106   $ 54,554
  Intersegment net sales.................    9,949     7,191    38,459        --       --     55,599
  Segment EBIT...........................     (322)   (1,302)    7,195    (3,956)   1,132      2,747
  Segment assets.........................   46,069    28,420    63,393    81,078       --    218,960

                                                                                    ALL
                                             ATG       PTG       LG        SPD     OTHERS    TOTAL
                                           -------   -------   -------   -------   ------   --------
Three months ended March 31, 2000
  Net sales to external customers........  $ 1,115   $     6   $    88   $38,133   $   26   $ 39,368
  Intersegment net sales.................    5,880     3,248    30,319        --       --     39,447
  Segment EBIT...........................     (527)     (877)    6,993    (1,592)    (741)     3,256
  Segment assets.........................   34,260    10,919    48,520    66,623       --    160,322

                          SPECTRA-PHYSICS LASERS, INC.

                                  (UNAUDITED)

     Reconciliation of segment information to financial statements (in thousands):

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Net sales:
  Total external sales for reportable segments.........  $ 52,448    $ 39,342
  Intersegment sales for reportable segments...........    55,599      39,447
  Other sales..........................................     2,106          26
  Elimination of intersegment sales....................   (55,599)    (39,447)
                                                         --------    --------
          Total consolidated net sales.................  $ 54,554    $ 39,368
                                                         ========    ========
Income (loss) before income taxes and cumulative effect
  of change in accounting method:
  Total EBIT for reportable segments...................  $  1,615    $  3,997
  Other EBIT...........................................     1,132        (741)
  Corporate expenses...................................    (1,873)     (1,019)
  Other expenses not allocated to segments.............      (587)          2
  Interest income (expense)............................      (121)        238
  Foreign currency gain (loss).........................      (135)        155
                                                         --------    --------
          Total consolidated income before income taxes
            and cumulative effect of change in
            accounting method..........................  $     31    $  2,632
                                                         ========    ========

 7. SUBSEQUENT EVENTS

     In April 2001, the Company announced measures to reduce its workforce in the Passive Telecommunications Group in Oroville, California and centralize all of its European distribution operations in one location in Darmstadt, Germany, near Frankfurt. As a result the Company expects to recognize in the second quarter of fiscal 2001 a one-time charge to earnings principally for severance payments of approximately $1.0 million covering 140 employees.

 8. REVENUE RECOGNITION

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. The adoption of SAB 101 resulted in a change in method of accounting for revenue related to certain product shipments. The cumulative effect of this accounting change was $2.0 million (net of taxes). The accounting change did not have a material effect on revenue and quarterly earnings during 2000. The Company restated its results for the first three quarters of the year ended December 31, 2000, as reflected in footnote 10 of the Notes to the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Certain information in this quarterly report on Form 10-Q, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section of Item 1 of Spectra-Physics Lasers, Inc's (the "Company's") Annual Report on Form 10-K, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

OVERVIEW

     We design, develop, manufacture and distribute semiconductor-based lasers and laser optics for a variety of end-markets. Our forty years of laser and optic experience has enabled us to offer passive and active optical component products to the telecommunications industry. We began shipping optical components for the telecommunications industry in 1999 and have been shipping lasers for commercial applications since the early 1960s. Thermo Electron Corporation, a company whose common stock is traded on the New York Stock Exchange, indirectly owns approximately 77.8% of our outstanding common stock at March 31, 2001. Prior to its acquisition by Thermo Electron Corporation in February 1999, Spectra-Physics AB, a Swedish company, beneficially owned approximately 80% of our outstanding common stock.

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

     Over the last several years, a growing proportion of our total net sales and most of our sales growth have been from high power semiconductor-based lasers used primarily in commercial applications. We have also begun to sell passive and active optical components to telecommunications customers. We have developed our passive telecommunications products based on our experience and capabilities in optical fabrication and thin film coating. Although these products currently represent a small percentage of our total revenues, we are focusing significant efforts on increasing revenues to telecommunications customers.

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

     Effective January 1, 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. Our adoption of SAB 101 resulted in a change in method of accounting for revenue related to certain product shipments. The cumulative effect of this accounting change was $2.0 million (net of taxes). The accounting change did not have a material effect on revenue and quarterly earnings during 2000. We restated our results for the first three quarters of the year ended December 31, 2000, as reflected in footnote 10 of the Notes to our Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2000.

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

     We spend a significant amount of resources on research and development for products for all six of our principal markets. For example, in 2001 and 2000, we expended a significant amount of research and development effort on ultra violet semiconductor-based lasers and telecommunications products. We expect to continue to spend substantial resources in developing high power semiconductor-based lasers and optical components products for our six principal markets.

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

     In 2000, we realigned our business units to support growth in telecommunications and other strategic markets. Our current structure includes four operating groups, the Passive Telecommunications Group, the Active Telecommunications Group, the Laser Group, and Spectra-Physics Distribution. We previously had five reportable segments: the Passive Components business unit; the Industrial and Scientific Lasers business unit; the Original Equipment Manufacturer business unit; Opto Power Corporation; and Spectra-Physics Distribution business unit. Reference is made to the footnotes of our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2000, incorporated by reference herein for disclosures of certain financial information related to the reportable segments.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's results of operations as a percentage of net sales:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2001     2000
                                                              -----    -----
Net sales...................................................  100.0%   100.0%
Gross margin................................................   32.7     41.0
Operating expenses:
  Research and development..................................   10.4     14.0
  Selling, general and administrative.......................   20.7     21.3
  Other.....................................................    1.1       --
                                                              -----    -----
          Total operating expenses..........................   32.2     35.3
                                                              -----    -----
     Operating income.......................................    0.5      5.7
Other income (expense):
  Interest income (expense).................................   (0.2)     0.6
  Foreign currency gain (loss)..............................   (0.2)     0.4
                                                              -----    -----
          Total other income (expense)......................   (0.4)     1.0
                                                              -----    -----
     Income before income taxes and cumulative effect of
       change in accounting method..........................    0.1      6.7
Income tax expense..........................................    0.1      2.6
                                                              -----    -----
Income before cumulative effect of change in accounting
  method....................................................    0.0%     4.1%
                                                              =====    =====

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

  Net sales

     Net sales were $54.6 million and $39.4 million in the three months ended March 31, 2001 and 2000, respectively, representing an increase of 38.6%. Net sales for the three months ended March 30, 2001, calculated using foreign currency exchange rates for the same period in 2000, increased 42.1%.

     Net sales in the following end user markets were:

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Telecommunications.......................................  $ 3,911    $   379
Computer and microelectronics manufacturing..............    7,777      8,437
Industrial manufacturing.................................    8,159      4,395
Medical..................................................    9,501      5,963
Image recording..........................................    3,437      1,907
Research and development.................................   20,669     17,176
Other....................................................    1,100      1,111
                                                           -------    -------
                                                           $54,554    $39,368
                                                           =======    =======

     Sales of telecommunications, semiconductor-based lasers and conventional products were 7.2%, 62.0% and 30.8% of total net sales in 2001, compared to 1.0%, 65.9% and 33.1% in 2000.

     Net Sales in the following geographic markets were:

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
North America............................................  $27,744    $17,903
Japan....................................................   15,412     12,634
Europe...................................................    8,079      6,024
Other Asia...............................................    1,059      1,575
Rest of the World........................................    2,260      1,232
                                                           -------    -------
                                                           $54,554    $39,368
                                                           =======    =======

     Net sales are attributed in the above table based on the location of our customer. Substantially all sales in North America, Other Asia and Rest of the World are denominated in U.S. dollars. Europe and Japan in the above table include sales from Spectra-Physics' European and Japan sales subsidiaries, respectively. Export sales to countries not located in Asia are included in Rest of the World.

     Net sales at actual currency exchange rates percentage increase/(decrease) were as follows:

                                                              2000 TO
                                                               2001
                                                              -------
North America...............................................    48.2%
Japan.......................................................    30.7%
Europe......................................................    35.8%
Other Asia..................................................   (32.8)%
Rest of World...............................................    83.4%
Worldwide...................................................    38.6%

     Net sales at constant currency exchange rates percentage increase/(decrease) were as follows:

                                                              2000 TO
                                                               2001
                                                              -------
North America...............................................    48.2%
Japan.......................................................    36.3%
Europe......................................................    47.0%
Other Asia..................................................   (32.8)%
Rest of World...............................................    83.4%
Worldwide...................................................    42.1%

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

     Gross margin was $17.9 million and $16.1 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 10.7%. As a percentage of net sales, gross margin was 32.7% and 41.0% in the three months ended March 31, 2001 and 2000, respectively. The principal reasons for the decrease in gross margin as a percentage of net sales was under absorption of fixed costs and infrastructure investments for passive and active telecommunication components, and to a lesser extent, the effect of changes in foreign currency exchange rates and product mix.

  Operating expenses

     Operating expenses totaled $17.6 million and $13.9 million in the three months ended March 31, 2001 and 2000, respectively, representing an increase of 26.4%. As a percentage of net sales, operating expenses were 32.2% and 35.3% in the three months ended March 31, 2001 and 2000, respectively. Included in operating expenses for the three months ended March 31, 2001 were $0.6 million of legal and accounting expenses related to a litigation described in Part II,
Item 1 and to a potential financing.

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

     Research and development expenses totaled $5.7 million and $5.5 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 3.1%. As a percentage of net sales, research and development expenses were 10.4% and 14.0% in the three months ended March 31, 2001 and 2000, respectively. The decline in research and development expense as a percentage of net sales in 2001 as compared to 2000 resulted primarily from the inclusion of certain telecommunication product related expenses in cost of sales in 2001 as these products entered production subsequent to the three months ended March 31, 2000. Such costs were generally included in research and development expenses in the three months ended March 31, 2000.

     Selling, general and administrative expenses include the expenses of our sales and support subsidiaries in Europe, Japan and North America, and other marketing and administrative expenses.

     Selling, general and administrative expenses totaled $11.3 million and $8.4 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 34.8%. As a percentage of net sales, selling, general and administrative expenses were 20.7% and 21.3% in the three months ended March 31, 2001 and 2000, respectively.

  Interest income (expense)

     Net interest expense totaled $0.1 million in the three months ended March 31, 2001, and net interest income totaled $0.2 million in the three months ended March 31, 2000, respectively. We incurred interest expense under our credit facilities and earned interest income on our invested cash and cash equivalents. The increase in interest expense for the three months ended March 31, 2001 resulted from increased borrowings under our credit facilities during the period.

  Foreign currency gain (loss)

     At March 31, 2001, we had contracts for the sale of foreign currencies and the purchase of U.S. dollars totaling $54.9 million. At March 31, 2001, we had deferred gains relating to our foreign currency contracts of approximately $3.0 million (net of income taxes), substantially all of which is expected to be recognized in income over the next twelve months.

     The following table provides information about our foreign currency derivative financial instruments outstanding as of March 31, 2001. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

     Foreign currency spot/forward contracts (in thousands, except average contract rates):

                                                                      AVERAGE
                                                          NOTIONAL    CONTRACT
                                                           AMOUNT       RATE
                                                          --------    --------
Japanese Yen............................................  $32,337     107.8178
British Pound Sterling..................................    3,253       0.6844
Euro....................................................   19,314       1.0940
                                                          -------
                                                          $54,904
                                                          =======
Estimated fair value....................................  $ 2,984
                                                          =======

     The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

     During the three months ended March 31, 2001 and 2000, we recorded a foreign currency loss of $0.1 million and a foreign currency gain of $0.2 million, respectively. These losses and gains related to foreign exchange rate movements on unhedged accounts receivable.

  Income tax expense (benefit)

     Prior to February 2000, we filed consolidated tax returns with certain members of Thermo Electron Corporation's (or predecessor company's) consolidated tax group. Income tax expense was provided in the financial statements as if we were a separate taxable entity. Effective February 2000, we are no longer a member of such consolidated tax group for federal income tax purposes. As a result of our no longer filing consolidated tax returns with the Thermo Electron Corporation consolidated group, in the third quarter of 2000 we received approximately $5.5 million from Thermo Electron Corporation in settlement of the use by Thermo Electron Corporation in its consolidated tax return of certain of our net operating loss carryforwards. These net operating loss carryforwards are no longer available to us to reduce future taxable income.

     We recorded income tax expense of $12,000 and $1.0 million for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, our effective tax rate was 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, we had working capital of $47.5 million, including cash and cash equivalents of $7.8 million, compared to working capital at December 31, 2000 of $55.0 million, including cash and cash equivalents of $22.6 million.

     Cash used by operating activities was $7.9 million in the three months ended March 31, 2001, and cash provided by operating activities was $1.2 million in the three months ended March 31, 2000. Substantially all the net cash used by operating activities in the three months ended March 31, 2001 represented the net income for the period ($19,000) adjusted for the non-cash impact of depreciation and amortization ($2.6 million), offset by the use of cash for operating assets and liabilities ($10.5 million). Substantially all the net cash provided by operating activities in the three months ended March 31, 2000 represented the net loss for the period ($0.4 million) adjusted for the non-cash impact of depreciation and amortization ($1.8 million), offset by the use of cash for operating assets and liabilities ($0.2 million).

     Cash used in investing activities, primarily purchases of property, plant and equipment, was $10.2 million and $2.9 million in the three months ended March 31, 2001 and 2000, respectively.

     Cash provided by financing activities was $4.0 million and $3.0 million in the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001, financing activities were primarily net borrowings under credit facilities of $2.9 million and exercises of employee stock options and purchases of common stock under our Employee Stock Purchase Plan of $1.1 million. During the three months ended March 31, 2000, financing activities were primarily net payments on credit facilities of $0.8 million offset by exercises of employee stock options of $3.8 million.

     The effect of foreign currency exchange rate changes on cash were losses of $0.7 million and $0.3 million in the three months ended March 31, 2001 and 2000, respectively.

     These activities resulted in decreases in cash and cash equivalents of $14.8 million in the three months ended March 31, 2001, and increases in cash and cash equivalents of $1.1 million in the three months ended March 31, 2001.

     We have a short-term credit facility in Japan. The credit facility is with several banks, is unsecured, allows aggregate borrowings of 2.8 billion Yen ($22.0 million), bears interest at 1.75% per annum and expires at various times through December 2001. At March 31, 2001, there were approximately $11.9 million of borrowings outstanding under this facility. Our foreign subsidiaries other than in Japan have credit facilities aggregating $4.1 million, of which $0.7 million was outstanding as of March 31, 2001. From time to time, the amount available under credit facilities will be reduced by the amount of performance bonds outstanding guaranteed by the applicable bank to our customers, foreign currency contracts outstanding with the applicable bank and similar arrangements.

     At March 31, 2001, we had outstanding a $13.1 million term loan with a bank. The term loan is repayable in eight equal quarterly installments through December 2002. The loan bears interest at LIBOR (4.7% at March 31, 2001) plus 1.75%.

     We have a short-term credit facility with Thermo Electron Corporation. The agreement provides for a one year, $20.0 million revolving credit facility through March 2002. At March 31, 2001, there were approximately $7.0 million of borrowings outstanding under this facility. The facility bears interest at 2.75% above the prevailing LIBOR rate.

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

     With regard to information systems, the euro had no material impact on our information systems through March 31, 2001. We believe the euro will have no material impact on our systems in 2001. Furthermore, our review indicates that our information systems can operate when the legacy currencies are withdrawn in 2002. As that date gets closer, we expect to conduct another survey concerning the euro's impact on our information systems.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in our exposure to market risk since December 31, 2000. See Spectra-Physics Lasers, Inc.'s Annual Report on Form 10-K dated December 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS:

    EXHIBIT
    NUMBER                        EXHIBIT DESCRIPTION
    -------                       -------------------
     2.1      Plan of Reorganization of Spectra-Physics (Incorporated by
              reference to exhibit 2.1 of Spectra-Physics' Registration
              Statement on Form S-1 (No. 333-38329))
     3.1      Certificate of Incorporation of Spectra-Physics, as amended
              (Incorporated by reference to exhibit 3.1 of
              Spectra-Physics' Registration Statement on Form S-1 (No.
              333-38329))
     3.2      Bylaws of Spectra-Physics (Incorporated by reference to
              exhibit 3.2 of Spectra-Physics' Registration Statement on
              Form S-1 (No. 333-38329))
     4.1      Specimen of Common Stock Certificate (Incorporated by
              reference to exhibit 4.1 of Amendment No. 1 of
              Spectra-Physics' Registration Statement on Form S-1 (No.
              333-38329))
    10.01     Loan Agreement dated March 1, 2001, between the Company and
              Thermo Electron Corporation (Filed hereinwith)

     (b) REPORTS ON FORM 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Spectra-Physics Lasers, Inc.

Date: May 10, 2001                               /s/ PATRICK L. EDSELL
                                          --------------------------------------
                                                    Patrick L. Edsell
                                              Chairman, President and Chief
                                                    Executive Officer

Date: May 10, 2001                                 /s/ SETH S. HALIO
                                          --------------------------------------
                                                      Seth S. Halio
                                          Vice President, Finance, and Treasurer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
 2.1       Plan of Reorganization of Spectra-Physics (Incorporated by
           reference to exhibit 2.1 of Spectra-Physics' Registration
           Statement on Form S-1 (No. 333-38329))
 3.1       Certificate of Incorporation of Spectra-Physics, as amended
           (Incorporated by reference to exhibit 3.1 of
           Spectra-Physics' Registration Statement on Form S-1 (No.
           333-38329))
 3.2       Bylaws of Spectra-Physics (Incorporated by reference to
           exhibit 3.2 of Spectra-Physics' Registration Statement on
           Form S-1 (No. 333-38329))
 4.1       Specimen of Common Stock Certificate (Incorporated by
           reference to exhibit 4.1 of Amendment No. 1 of
           Spectra-Physics' Registration Statement on Form S-1 (No.
           333-38329))
10.01      Loan Agreement dated March 1, 2001, between the Company and
           Thermo Electron Corporation (Filed hereinwith)