Form 10-Q
period 2001-06-30
SPECTRA  PHYSICS INC
filed 2001-08-14
CIK 1047385

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER:
                                    000-23461

                                ----------------

                              SPECTRA-PHYSICS, INC.
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

                          SPECTRA-PHYSICS LASERS, INC.
                   (FORMER NAME, IF CHANGED SINCE LAST REPORT)


        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's common stock, par value $0.01 per share, at June 30, 2001 was 16,711,241 shares.


================================================================================

                              SPECTRA-PHYSICS, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX



                                                                                                       PAGE
                                                                                                       ----
Part I      Financial information

Item 1.     Financial statements and supplementary data:

            (a)  Consolidated Balance Sheets at June 30, 2001 and December 31, 2000..................    3

            (b)  Consolidated Statements of Operations for the three and six months ended June 30,
                 2001 and 2000.......................................................................    4

            (c)  Consolidated Statements of Cash Flows for the six months  ended June 30, 2001 and
                 2000................................................................................    5

            (d)  Notes to Consolidated Financial Statements..........................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations....   10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...............................   17

Part II     Other Information........................................................................   18

            Signatures...............................................................................   20

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              SPECTRA-PHYSICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  JUNE 30,      DECEMBER 31,
                                                                    2001            2000
                                                                 ---------      ------------
                                                                (UNAUDITED)      (SEE NOTE)
                                     ASSETS

Current assets:
  Cash and cash equivalents ..................................   $   8,673       $  22,639
  Accounts receivable, less allowance for doubtful accounts
     of $1,241 and $842, respectively ........................      40,290          42,725
  Inventories ................................................      45,641          47,498
  Deferred tax assets ........................................       5,046           5,046
  Prepaid expenses and other current assets ..................       8,192           6,925
                                                                 ---------       ---------
          Total current assets ...............................     107,842         124,833
                                                                 ---------       ---------
Property, plant and equipment, net ...........................      66,881          57,746
Goodwill and other intangible assets, net of accumulated
 amortization of $3,423 and $2,989, respectively
                                                                     3,706           4,140
Other assets .................................................       5,221           4,112
                                                                 ---------       ---------
          Total assets .......................................   $ 183,650       $ 190,831
                                                                 =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................   $  13,290       $  17,561
  Borrowings under credit facilities with banks ..............      24,549          22,311
  Borrowings under a credit facility with an affiliated
     company .................................................      12,000              --
  Accrued and other current liabilities, including $819 and
     $1,294, respectively due to affiliated companies ........      22,677          29,929
                                                                 ---------       ---------
          Total current liabilities ..........................      72,516          69,801
Long term debt ...............................................          --           7,500
Other long term liabilities ..................................         629             714
Commitments and contingencies
Stockholders' equity:
  Common stock ...............................................         167             167
  Additional paid-in capital .................................     104,156         102,976
  Retained earnings ..........................................       7,188          10,875
  Accumulated other comprehensive income (loss) ..............      (1,006)         (1,202)
                                                                 ---------       ---------
          Total stockholders' equity .........................     110,505         112,816
                                                                 ---------       ---------
          Total liabilities and stockholders' equity .........   $ 183,650       $ 190,831
                                                                 =========       =========

   Note: The consolidated balance sheet at December 31, 2000 has been derived from the Company's audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                 See Notes to Consolidated Financial Statements.

                              SPECTRA-PHYSICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                                ----------------------      -----------------------
                                                                  2001          2000          2001           2000
                                                                --------      --------      ---------      --------
Net sales ....................................................  $ 54,514      $ 43,849      $ 109,068      $ 83,217
Cost of products sold ........................................    35,611        26,877         72,309        50,110
Cost of products sold--excess inventory charges ..............     5,400            --          5,400            --
                                                                --------      --------      ---------      --------
    Gross margin .............................................    13,503        16,972         31,359        33,107
                                                                --------      --------      ---------      --------
Operating expenses:
  Research and development ...................................     6,023         6,081         11,690        11,580
  Selling, general and administrative ........................    12,177         9,246         23,492        17,643
  Other ......................................................     1,075          (115)         1,662          (115)
                                                                --------      --------      ---------      --------
           Total operating expenses ..........................    19,275        15,212         36,844        29,108
                                                                --------      --------      ---------      --------
           Operating income (loss) ...........................    (5,772)        1,760         (5,485)        3,999
                                                                --------      --------      ---------      --------
Other income (expense):
  Interest income (expense) ..................................      (374)          244           (495)          482
  Foreign currency gain (loss) ...............................       (31)          189           (166)          344
                                                                --------      --------      ---------      --------
           Total other income (expense) ......................      (405)          433           (661)          826
                                                                --------      --------      ---------      --------
           Income (loss) before income taxes and cumulative
            effect of change in accounting method
                                                                  (6,177)        2,193         (6,146)        4,825
Provision for (benefit of) income taxes ......................    (2,471)          784         (2,459)        1,784
                                                                --------      --------      ---------      --------
           Income before cumulative effect of change in
            accounting method
                                                                  (3,706)        1,409         (3,687)        3,041
Cumulative  effect of change in accounting  method (net of
 income taxes of $1,778)
                                                                      --            --             --        (2,022)
                                                                --------      --------      ---------      --------
    Net income (loss) ........................................  $ (3,706)     $  1,409      $  (3,687)     $  1,019
                                                                ========      ========      =========      ========
Per share:
  Income before cumulative effect of change in accounting
     method:
     Basic ...................................................  $  (0.22)     $   0.08      $   (0.22)     $   0.18
     Diluted .................................................  $  (0.22)     $   0.08      $   (0.22)     $   0.18
  Cumulative effect of change in accounting method:
     Basic ...................................................  $    ---      $    ---      $     ---      $  (0.12)
     Diluted .................................................  $    ---      $    ---      $     ---      $  (0.12)
  Net Income (loss) per share:
     Basic ...................................................  $  (0.22)     $   0.08      $   (0.22)     $   0.06
     Diluted .................................................  $  (0.22)     $   0.08      $   (0.22)     $   0.06
Shares used in computing net income (loss) per share:
     Basic ...................................................    16,705        16,579         16,699        16,522
     Diluted .................................................    16,705        17,376         16,699        17,365


                 See Notes to Consolidated Financial Statements.

                             SPECTRA-PHYSICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
OPERATING ACTIVITIES
Net income (loss) ......................................   $ (3,687)      $  1,019
Adjustments  to reconcile  net income  (loss) to cash
  provided by (used in) operating activities:
  Depreciation and amortization ........................      5,563          3,644
  Excess inventory charges .............................      5,400             --
Changes in operating assets and liabilities:
     Accounts receivable ...............................      2,435          6,191
     Inventories .......................................     (3,543)       (11,415)
     Prepaid expenses and other current assets .........     (1,267)        (1,473)
     Accounts payable ..................................     (4,271)          (653)
     Accrued and other current liabilities .............     (6,051)        (1,164)
                                                           --------       --------
      Total cash used in operating activities ..........     (5,421)        (3,851)
                                                           --------       --------
INVESTING ACTIVITIES
Payments for intangible assets .........................         --           (600)
Purchases of property, plant and equipment .............    (15,510)        (7,122)
Investment .............................................       (935)            --
Other ..................................................        987            (17)
                                                           --------       --------
      Total cash used in investing activities ..........    (15,458)        (7,739)
                                                           --------       --------
FINANCING ACTIVITIES
Net borrowings under credit facilities .................      6,738            476
Net proceeds from issuance of common stock .............      1,183          4,183
                                                           --------       --------
      Total cash provided by financing activities ......      7,921          4,659
                                                           --------       --------
Effect of changes in foreign currency exchange rates ...     (1,008)          (555)
                                                           --------       --------
          Decrease in cash and cash equivalents ........    (13,966)        (7,486)
Cash and cash equivalents at beginning of year .........     22,639         23,278
                                                           --------       --------
Cash and cash equivalents at end of period .............   $  8,673       $ 15,792
                                                           ========       ========


                 See Notes to Consolidated Financial Statements.

                              SPECTRA-PHYSICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Spectra-Physics, Inc. ("the Company", formerly Spectra-Physics Lasers, Inc.) designs, develops, manufactures and distributes lasers, laser systems and optics for the industrial, original equipment manufacturer (OEM), and research and development markets.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Friday of the thirteenth week of each quarter. For presentation purposes, the financial statements reflect the calendar month-end date.

2. INVENTORIES

   Inventories consisted of the following (in thousands):

                                                               JUNE 30,   DECEMBER 31,
                                                                 2001         2000
                                                               -------    ------------
          Raw material .....................................   $22,240      $19,519
          Work in process ..................................     7,269        9,533
          Finished goods (including  $4,000 and $5,600 at
            customer locations, respectively) ..............    16,132       18,446
                                                               -------      -------
                                                               $45,641      $47,498
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

   The following table presents the calculation of basic and diluted net income
(loss) per share as required under SFAS No. 128 (in thousands, except per share data):


                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                         ----------------------      ----------------------
                                                           2001          2000          2001          2000
                                                         --------      --------      --------      --------
Numerator:
  Net income (loss) ...................................  $ (3,706)     $  1,409      $ (3,687)     $  1,019
                                                         ========      ========      ========      ========
Denominator:
  Denominator for basic net income (loss) per share:
     Weighted average shares ..........................    16,705        16,579        16,699        16,522
  Effect of dilutive securities:
     Employee stock options ...........................        --           797            --           843
                                                         --------      --------      --------      --------
  Denominator for diluted net
     income (loss) per share ..........................    16,705        17,376        16,699        17,365
                                                         ========      ========      ========      ========
Net income (loss) per share -- Basic ..................  $  (0.22)     $   0.08      $  (0.22)     $   0.06
Net income (loss) per share -- Diluted ................  $  (0.22)     $   0.08      $  (0.22)     $   0.06

4. COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) was as follows (in thousands):

                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                         ----------------------      ----------------------
                                                           2001          2000          2001          2000
                                                         --------      --------      --------      --------
Net income (loss) .....................................  $ (3,706)     $  1,409      $ (3,687)     $  1,019
Foreign currency translation adjustments ..............      (263)         (125)       (1,006)         (555)
Unrealized gain on forward foreign currency
  contracts, net of income taxes ......................      (286)          647         1,202         1,504
          Total comprehensive income (loss) ...........  $ (4,255)     $  1,931      $ (3,491)     $  1,968
                                                         ========      ========      ========      ========


   Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consist of the cumulative foreign currency translation adjustments and net unrealized gains (losses) on certain forward foreign currency contracts.

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

   The Passive Telecommunications Group (PTG) primarily produces passive components for sale to telecommunication customers and for use by the Laser Group in the Company's laser products. The Laser Group (LG) primarily produces high power solid state and conventional lasers for sale in all of the Company's principal markets. The Active Telecom Group (ATG) primarily produces semiconductor lasers for sale to telecommunication, medical, industrial manufacturing and image recording customers and for use by the Laser Group in the Company's solid state laser products. The Spectra-Physics Distribution (SPD) business unit is primarily responsible for selling and servicing products directly in the United States, Japan, and Europe, and through approximately 30 independent distributors throughout the remainder of the world. Certain 2000 segment information has been reclassified to conform to the 2001 presentation.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

   The Company evaluates performance and allocates resources based on Earnings Before Interest and Taxes (EBIT), before restructuring and other charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

   Information about segments (in thousands):


                                                                                                    ALL
                                               ATG           PTG           LG          SPD         OTHERS        TOTAL
                                            --------      --------      -------     ---------      -------      --------
      Three months ended June 30, 2001
        Net sales to external customers ..  $  1,022      $     --      $   383     $  51,506      $ 1,603      $ 54,514
        Intersegment net sales ...........     8,555         4,813       40,190            --           --        53,558
        Segment EBIT .....................      (748)         (749)       6,648        (3,026)       1,603         3,728
        Segment assets ...................    45,992        29,763       62,317        83,769           --       221,841

                                                                                                    ALL
                                               ATG           PTG           LG          SPD         OTHERS        TOTAL
                                            --------      --------      -------     ---------      -------      --------
      Three months ended June 30, 2000
        Net sales to external customers ..  $    732      $      2      $    93     $  43,363      $  (341)     $ 43,849
        Intersegment net sales ...........     7,243         3,780       32,208            --           --        43,231
        Segment EBIT .....................      (401)       (1,499)       7,111        (3,349)        (341)        1,521
        Segment assets ...................    35,847        14,055       47,296        68,811           --       166,009

                                                                                                    ALL
                                               ATG           PTG           LG          SPD         OTHERS        TOTAL
                                            --------      --------      -------     ---------      -------      --------
      Six months ended June 30, 2001
        Net sales to external customers ..  $  1,704      $     13      $   670     $ 103,972      $ 2,709      $109,068
        Intersegment net sales ...........    18,504        12,004       78,648            --           --       109,156
        Segment EBIT .....................    (1,071)       (2,051)      13,843        (6,533)       2,709         6,897

                                                                                                    ALL
                                               ATG           PTG           LG          SPD         OTHERS        TOTAL
                                            --------      --------      -------     ---------      -------      --------
      Six months ended June 30, 2000
        Net sales to external customers ..  $  1,847      $      8      $   181     $  81,496      $  (315)     $ 83,217
        Intersegment net sales ...........    13,123         7,028       62,527            --           --        82,678
        Segment EBIT .....................      (928)       (2,376)      14,404        (4,941)        (315)        5,844

   Reconciliation of segment information to financial statements (in thousands):

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                            ----------------------      -----------------------
                                                              2001          2000          2001           2000
                                                            --------      --------      ---------      --------
Net Sales:
Total external sales for reportable segments .............  $ 52,911      $ 44,190      $ 105,359      $ 83,532
Intersegment sales for reportable segments ...............    53,558        43,231        109,156        82,678
Other sales ..............................................     1,603          (341)         3,709          (315)
Elimination of intersegment sales ........................   (53,558)      (43,231)      (109,156)      (82,678)
                                                            --------      --------      ---------      --------
   Total consolidated net sales ..........................  $ 54,514      $ 43,849      $ 109,068      $ 83,217
                                                            ========      ========      =========      ========
Income (loss) before income taxes and cumulative
  effect of change in accounting method:
Total EBIT for reportable segments .......................  $  2,125      $  1,862      $   4,188      $  6,159
Other EBIT ...............................................     1,603          (341)         2,709          (315)
Corporate expenses .......................................    (1,989)       (1,362)        (3,859)       (2,379)
Other expenses not allocated to segments .................    (1,036)        1,486         (1,461)          419
Excess inventory charges .................................    (5,400)           --         (5,400)           --
Restructuring ............................................      (812)          115           (812)          115
Litigation expenses ......................................      (263)           --           (429)           --
Financing expenses .......................................        --            --           (421)           --
Interest income (expense) ................................      (374)          244           (495)          482
Foreign currency gain (loss) .............................       (31)          189           (166)          344
                                                            --------      --------      ---------      --------
         Total consolidated income (loss) before income
           taxes and cumulative effect of change in
           accounting method .............................  $ (6,177)     $  2,193      $  (6,146)     $  4,825
                                                            ========      ========      =========      ========

7. RESTRUCTURING CHARGE

   In April 2001, the Company announced measures to reduce its workforce in the Passive Telecommunications Group in Oroville, California and centralize all of its European distribution operations in one location in Darmstadt, Germany, near Frankfurt. As a result the Company recognized a one-time charge to earnings principally for severance payments of approximately $0.8 million covering 145 employees, all of whom were terminated by June 30, 2001. At June 30, 2001, $0.5 million was paid and $0.3 million was expected to be paid through December 31, 2001. During the three and six months ended June 30, 2000, the Company reversed $0.1 million of unused excess restructuring reserves from its 1999 restructuring activities.

8. REVENUE RECOGNITION

   Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. The adoption of SAB 101 resulted in a change in method of accounting for revenue related to certain product shipments. The cumulative effect of this accounting change was $2.0 million (net of taxes). The accounting change did not have a material effect on revenue and quarterly earnings during 2000. The Company restated its results for the first three quarters of the year ended December 31, 2000, as reflected in footnote 10 of the Notes to the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2000

9. CREDIT FACILITIES

   At June 30, 2001, the Company had outstanding a $11.3 million term loan with a bank which had an original balance of $15.0 million. The term loan is repayable in eight equal quarterly installments through December 2002. The loan bears interest at LIBOR (3.5% at June 30, 2001) plus 1.75%. At June 30, 2001 the Company was not in compliance with certain financial covenants of this loan and did not obtain a waiver of this non-compliance from the bank. Accordingly, the balance of the loan at June 30, 2001 of $11.3 million is included in current liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

   Certain information in this quarterly report on Form 10-Q, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section of Item 1 of Spectra-Physics, Inc's (the "Company's") Annual Report on Form 10-K for the year ended December 31, 2000, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

OVERVIEW

   We design, develop, manufacture and distribute semiconductor-based lasers and laser optics for a variety of end-markets. Our forty years of laser and optic experience has enabled us to offer passive and active optical component products to the telecommunications industry. We began shipping optical components for the telecommunications industry in 1999 and have been shipping lasers for commercial applications since the early 1960s. Thermo Electron Corporation, a company whose common stock is traded on the New York Stock Exchange, indirectly owns approximately 79.8% of our outstanding common stock at June 30, 2001. Prior to its acquisition by Thermo Electron Corporation in February 1999, Spectra-Physics AB, a Swedish company, beneficially owned approximately 80% of our outstanding common stock.

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

   We spend a significant amount of resources on research and development for products for all six of our principal markets. For example, in 2001 and 2000, we expended a significant amount of research and development effort on ultra-violet semiconductor-based lasers and telecommunications products. We expect to continue to spend substantial resources in developing high power semiconductor-based lasers and optical components products for our six principal markets.

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

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the Company's results of operations as a percentage of net sales:


                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                            -------------------       -------------------
                                                             2001         2000         2001         2000
                                                            ------       ------       ------       ------
Net sales .............................................     100.0%       100.0%       100.0%       100.0%
                                                            -----        -----        -----        -----
Gross margin ..........................................      24.8         38.7         28.8         39.8
Operating expenses:
  Research and development ............................      11.0         13.9         10.7         13.9
  Selling, general and administrative .................      22.3         21.1         21.5         21.2
  Other ...............................................       2.0         (0.3)         1.5         (0.1)
                                                            -----        -----        -----        -----
          Total operating expenses ....................      35.3         34.7         33.7         35.0
                                                            -----        -----        -----        -----
    Operating income (loss) ...........................     (10.5)         4.0         (4.9)         4.8
                                                            -----        -----        -----        -----
Other income (expense):
  Interest income (expense) ...........................      (0.7)         0.6         (0.5)         0.6
  Foreign currency gain (loss) ........................      (0.1)         0.4         (0.1)         0.4
                                                            -----        -----        -----        -----
           Total other income (expense) ...............      (0.8)         1.0         (0.6)         1.0
                                                            -----        -----        -----        -----
    Income (loss) before income taxes and cumulative
     effect of change in accounting method
                                                            (11.3)         5.0         (5.5)         5.8
Provision for (benefit of) income taxes ...............      (4.5)         1.8         (2.2)         2.1
                                                            -----        -----        -----        -----
Income (loss) before cumulative effect of change
     in accounting method .............................      (6.8)%        3.2%        (3.4)%        3.7%
                                                            =====        =====        =====        =====

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net sales

   Net sales were $54.5 million and $43.8 million in the three months ended June 30, 2001 and 2000, respectively, representing an increase of 24.3%. Net sales for the three months ended June 30, 2001, calculated using foreign currency exchange rates for the same period in 2000, increased 26.5%.

   Net sales in the following end user markets were:

                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                         --------------------
                                                           2001         2000
                                                         -------      -------
                                                            (IN THOUSANDS)
        Telecommunications ...........................   $ 2,154      $   694
        Computer and microelectronics manufacturing ..     7,369        8,099
        Industrial manufacturing .....................     6,394        5,280
        Medical ......................................    10,799        7,171
        Image recording ..............................     3,503        3,190
        Research and development .....................    23,128       17,902
        Other ........................................     1,167        1,513
                                                         -------      -------
                                                         $54,514      $43,849
                                                         =======      =======


   Sales of telecommunications, semiconductor-based lasers and conventional products were 4.0%, 66.5% and 29.5% of total net sales in the three months ended June 30, 2001, compared to 1.6%, 63.3% and 35.1% in the three months ended June 30, 2000.

   Net sales in the following geographic markets were:

                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                         --------------------
                                                           2001         2000
                                                         -------      -------
                                                            (IN THOUSANDS)
        North America ................................   $25,840      $21,047
        Japan ........................................    11,933       10,552
        Europe .......................................    11,083        8,112
        Other Asia ...................................     2,699        2,258
        Rest of the World ............................     2,959        1,880
                                                         -------      -------
                                                         $54,514      $43,849
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

   Net sales at actual currency exchange rates percentage increase/(decrease) were as follows:

                                                               2000 TO
                                                                 2001
                                                               -------
        North America .....................................     22.8%
        Japan .............................................     13.1%
        Europe ............................................     36.6%
        Other Asia ........................................     19.5%
        Rest of World .....................................     57.4%
        Worldwide .........................................     24.3%

   Net sales at constant currency exchange rates percentage increase/(decrease) were as follows:

                                                               2000 TO
                                                                 2001
                                                               -------
        North America .....................................     22.8%
        Japan .............................................     17.2%
        Europe ............................................     42.4%
        Other Asia ........................................     19.5%
        Rest of World .....................................     57.4%
        Worldwide .........................................     26.5%


   Net sales were $109.1 million and $83.2 million in the six months ended June 30, 2001 and 2000, respectively, representing an increase of 31.1%. Net sales for the six months ended June 30, 2001, calculated using foreign currency exchange rates for the same period in 2000, increased 33.5%.

   Net sales in the following end user markets were:

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                         ---------------------
                                                           2001          2000
                                                         --------      -------
                                                            (IN THOUSANDS)
        Telecommunications ...........................   $  6,065      $ 1,073
        Computer and microelectronics manufacturing ..     15,146       16,536
        Industrial manufacturing .....................     14,553        9,675
        Medical ......................................     20,300       13,134
        Image recording ..............................      6,939        5,097
        Research and development .....................     43,797       35,078
        Other ........................................      2,268        2,624
                                                         --------      -------
                                                         $109,068      $83,217
                                                         ========      =======

   Sales of telecommunications, semiconductor-based lasers and conventional products were 5.6%, 64.0% and 30.4% of total net sales in the six months ended June 30, 2001, compared to 1.3%, 59.9% and 38.8% in the six months ended June 30, 2000.

   Net sales in the following geographic markets were:

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                         ---------------------
                                                           2001          2000
                                                         --------      -------
                                                            (IN THOUSANDS)
        North America ................................   $ 51,551      $39,274
        Japan ........................................     28,261       22,640
        Europe .......................................     19,452       14,355
        Other Asia ...................................      4,723        3,833
        Rest of the World ............................      5,081        3,115
                                                         --------      -------
                                                         $109,068      $83,217

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

   Net sales at actual currency exchange rates percentage increase/(decrease) were as follows:

                                                              2000 TO
                                                                2001
                                                              -------
        North America ....................................     31.3%
        Japan ............................................     24.8%
        Europe ...........................................     35.5%
        Other Asia .......................................     23.2%
        Rest of World ....................................     63.1%
        Worldwide ........................................     31.1%

   Net sales at constant currency exchange rates percentage increase/(decrease) were as follows:

                                                              2000 TO
                                                                2001
                                                              -------
        North America ....................................     31.3%
        Japan ............................................     29.9%
        Europe ...........................................     41.6%
        Other Asia .......................................     23.2%
        Rest of World ....................................     63.1%
        Worldwide ........................................     33.5%

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

   Gross margin was $13.5 million and $17.0 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of 20.4%. As a percentage of net sales, gross margin was 24.8% and 38.7% in the three months ended June 30, 2001 and 2000, respectively. Included in cost of sales for the three months ended June 30, 2001 was $5.4 million of excess inventory charges. This excess inventory charge related principally to inventories for optical components and other inventories of telecommunications products and were reflective of current telecommunications market conditions. The charge reduced the carrying value of inventories to net realizable value following a decrease in demand from telecommunication customers. Excluding the $5.4 million inventory charge, gross margin for the three months ended June 30, 2001 was 34.7% of sales and increased 11.4% over the three months ended June 30, 2000. Gross margin was $31.4 million and $33.1 million for the six months ended June 30, 2001 and 2000, respectively, representing a decrease of 5.3%. As a percentage of net sales, gross margin was 28.8% and 39.8% in the six months ended June 30, 2001 and 2000, respectively. Excluding the $5.4 million inventory charge discussed above, gross margin for the six months ended June 30, 2001 was 33.7% of sales and increased 11.0% over the six months ended June 30, 2000.

   The principal reasons for the decrease in gross margin, excluding the inventory charges, as a percentage of net sales in the three and six month period ended June 30 2001 compared to June 30, 2000, was under absorption of fixed costs and infrastructure investments for passive and active telecommunication components and the effects of foreign currency exchange rates and to a lesser extent, product mix.

Operating expenses

   Operating expenses totaled $19.3 million and $15.2 million in the three months ended June 30, 2001 and 2000, respectively, representing an increase of 26.7%. As a percentage of net sales, operating expenses were 35.4% and 34.7% in the three months ended June 30, 2001 and 2000, respectively. Included in operating expenses for the three months ended June 30, 2001 were $0.8 million of restructuring expenses and $0.3 million of certain legal expenses related to a patent litigation described in Part II, Item 1. Included in operating expenses for the three months ended June 30, 2000 was a reversal of excess restructuring reserves of $0.1 million.

   Operating expenses totaled $36.8 million and $29.1 million in the six months ended June 30, 2001 and 2000, respectively, representing an increase of 26.6%. As a percentage of net sales, operating expenses were 33.8% and 35.0% in the six months ended June 30, 2001 and 2000, respectively. Included in operating expenses for the six months ended June 30, 2001 were $1.7 million of restructuring expenses and certain legal and accounting expenses related to a litigation described in Part II, Item 1 and to a potential financing. Included in operating expenses for the six months ended June 30, 2000 was a reversal of excess restructuring reserves of $0.1.

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

   Research and development expenses totaled $6.0 million and $6.1 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of 1.0%. As a percentage of net sales, research and development expenses were 11.0% and 13.9% in the three months ended June 30, 2001 and 2000, respectively. Research and development expenses totaled $11.7 million and $11.6 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase of 1.0%. As a percentage of net sales, research and development expenses were 10.7% and 13.9% in the six months ended June 30, 2001 and 2000, respectively.

   Selling, general and administrative expenses include the expenses of our sales and support subsidiaries in Europe, Japan and North America, and other marketing and administrative expenses.

   Selling, general and administrative expenses totaled $12.2 million and $9.2 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of 31.7%. As a percentage of net sales, selling, general and administrative expenses were 22.3% and 21.1% in the three months ended June 30, 2001 and 2000, respectively. Selling, general and administrative expenses totaled $23.5 million and $17.6 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase of 33.2%. As a percentage of net sales, selling, general and administrative expenses were 21.5% and 21.2% in the six months ended June 30, 2001 and 2000, respectively. The principal reason for the increase in selling, general and administrative expenses is the continued expansion of OEM/industrial sales efforts.

Interest income (expense)

   Net interest expense totaled $0.4 million in the three months ended June 30, 2001, and net interest income totaled $0.2 million in the three months ended June 30, 2000. Net interest expense totaled $0.5 million in the six months ended June 30, 2001, and net interest income totaled $0.5 million in the six months ended June 30, 2000. We incurred interest expense under our credit facilities and earned interest income on our invested cash and cash equivalents. Most of the increases in net interest expense for the three and six month periods ended June 30, 2001 compared to June 30, 2000 resulted from increased borrowings under our credit facilities during the period.

Foreign currency gain (loss)

   At June 30, 2001, we had contracts for the sale of foreign currencies and the purchase of U.S. dollars totaling $56.3 million. At June 30, 2001, we had deferred gains relating to our foreign currency contracts of approximately $2.5 million (net of income taxes), substantially all of which is expected to be recognized in income over the next twelve months.

   The following table provides information about our foreign currency derivative financial instruments outstanding as of June 30, 2001. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

   Foreign currency spot/forward contracts (in thousands, except average contract rates):

                                                                   AVERAGE
                                               NOTIONAL            CONTRACT
                                                AMOUNT               RATE
                                               --------            --------
        Japanese Yen ........................   $32,120            111.2004
        British Pound Sterling ..............     3,572              0.6950
        Australian Dollar ...................        64              1.8957
        Euro ................................    20,552              1.1209
                                                -------
                                                $56,308
                                                =======
        Estimated fair value ................   $ 2,523
                                                =======

   The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

   During the three months ended June 30, 2001 and 2000, we recorded a foreign currency loss of $31,000 and a foreign currency gain of $0.2 million, respectively. During the six months ended June 30, 2001 and 2000, we recorded a foreign currency loss of $0.2 million and a foreign currency gain of $0.3 million, respectively. These losses and gains related principally to foreign exchange rate movements on unhedged accounts receivable.

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

   We recorded an income tax benefit of $2.5 million for the three months ended June 30, 2001 and income tax expense of $0.8 million for the three months ended June 30, 2000. We recorded an income tax benefit of $2.5 million for the six months ended June 30, 2001 and income tax expense of $1.8 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, our effective tax rate was 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 2001, we had working capital of $35.3 million, including cash and cash equivalents of $8.7 million, compared to working capital at December 31, 2000 of $55.0 million, including cash and cash equivalents of $22.6 million.

   Cash used by operating activities was $5.4 million and $3.9 million in the six months ended June 30, 2001 and 2000, respectively. Substantially all the net cash used by operating activities in the six months ended June 30, 2001 represented the net loss for the period ($3.7 million) adjusted for the non-cash impact of depreciation and amortization ($5.6 million) and excess inventory charges ($5.4 million), offset by the use of cash for operating assets and liabilities ($12.7 million). Substantially all the net cash used by operating activities in the six months ended June 30, 2000 represented the net income for the period ($1.0 million) adjusted for the non-cash impact of depreciation and amortization ($3.6 million), offset by the use of cash for operating assets and liabilities ($8.5 million).

   Cash used in investing activities, primarily purchases of property, plant and equipment, was $15.5 million and $7.7 million in the six months ended June 30, 2001 and 2000, respectively.

   Cash provided by financing activities was $7.9 million and $4.7 million in the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001, financing activities were primarily net borrowings under credit facilities of $6.7 million and exercises of employee stock options and purchases of common stock under our Employee Stock Purchase Plan of $1.2 million. During the six months ended June 30, 2000, financing activities were primarily net borrowings on credit facilities of $0.5 million and exercises of employee stock options of $4.2 million.

   The effect of foreign currency exchange rate changes on cash were losses of $1.0 million and $0.6 million in the six months ended June 30, 2001 and 2000, respectively.

   These activities resulted in decreases in cash and cash equivalents of $14.0 million and $7.5 million in the six months ended June 30, 2001 and 2000, respectively.

   We have a short-term credit facility in Japan. The credit facility is with several banks, is unsecured, allows aggregate borrowings of 2.7 billion Yen ($21.3 million), bears interest at 1.75% per annum and expires at various times through December 2001. At June 30, 2001, there were approximately $12.5 million of borrowings outstanding under this facility. Our foreign subsidiaries in Europe have credit facilities aggregating $3.5 million, of which $0.6 million was outstanding as of June 30, 2001. From time to time, the amount available under credit facilities will be reduced by the amount of performance bonds outstanding guaranteed by the applicable bank to our customers, foreign currency contracts outstanding with the applicable bank and similar arrangements.

   At June 30, 2001, we had outstanding a $11.3 million term loan with a bank which had an original balance of $15.0 million. The term loan is repayable in eight equal quarterly installments through December 2002. The loan bears interest at LIBOR (3.5% at June 30, 2001) plus 1.75%. At June 30, 2001 we were not in compliance with certain financial covenants of this loan and did not obtain a waiver of this non-compliance from the bank. Accordingly, the balance of the loan at June 30, 2001 of $11.3 million is included in current liabilities.

   We have a short-term credit facility with Thermo Electron Corporation. The agreement provides for a one year, $20.0 million revolving credit facility through March 2002. At June 30, 2001, there were approximately $12.0 million of borrowings outstanding under this facility. The facility bears interest at 2.75% above the prevailing LIBOR rate.

   We have reviewed our short and long term liquidity needs including the previously mentioned $11.3 million bank loan. We expect our liquidity needs for at least the next 12 months will be satisfied by existing cash balances, cash available from operations, and borrowings currently available under our credit facilities. We are currently evaluating alternatives with respect to our $11.3 million bank loan and expect to restructure this loan or to refinance it from existing or other resources. However, there can be no assurance that we will not require additional financing within this time frame or that such additional funding if needed will be available at terms acceptable to us.

IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

   On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. The adoption of these statements in January 2002 will not have a material impact on the Company's financial statements.

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

   With regard to information systems, the euro had no material impact on our information systems through June 30, 2001. We believe the euro will have no material impact on our systems in 2001. Furthermore, our review indicates that our information systems can operate when the legacy currencies are withdrawn in 2002. As that date gets closer, we expect to conduct another survey concerning the euro's impact on our information systems.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There has been no material change in our exposure to market risk since December 31, 2000. See Spectra-Physics, Inc.'s Annual Report on Form 10-K dated December 31, 2000.

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

ITEM 2. CHANGES IN SECURITIES

   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   At June 30, 2001, the Company had outstanding a $11.3 million term loan with a bank which had an original balance of $15.0 million. The term loan is repayable in eight equal quarterly installments through December 2002. The loan bears interest at LIBOR (3.5% at June 30, 2001) plus 1.75%. At June 30, 2001 the Company was not in compliance with certain financial covenants of this loan and did not obtain a waiver of this non-compliance from the bank. Accordingly, the balance of the loan at June 30, 2001 of $11.3 million is included in current liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

        At Spectra-Physics, Inc.'s Annual Meeting of Stockholders held on May 16, 2001, the following proposals were adopted by margins indicated:

        1. To elect six directors to the board of directors to hold office until the next annual meeting of stockholders and until their successors have been elected and qualified:

                                                           FOR       ABSTAIN
                                                       ----------    -------
                 Patrick L. Edsell                     15,627,128    723,529
                 Marijn E. Dekkers                     15,554,960    795,697
                 Denis A. Helm                         15,564,900    785,757
                 Lawrence C. Karlson                   16,340,973      9,684
                 Earl R. Lewis                         16,341,033      9,624
                 Polyvios C. Vintiadis                 16,340,773      9,884

        2. To amend the Certificate of Incorporation to change the name of the company from Spectra-Physics Lasers, Inc. to Spectra-Physics, Inc.:

               FOR             AGAINST    ABSTAIN
               ---             -------    -------
               16,344,474       1,479      4,704

   No abstentions or broker nonvotes were recorded.

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



                                 Spectra-Physics, Inc.



Date: August 10, 2001                         /s/ PATRICK L. EDSELL
                                 -----------------------------------------------
                                                Patrick L. Edsell
                                 Chairman, President and Chief Executive Officer



Date: August 10, 2001                           /s/ SETH S. HALIO
                                 -----------------------------------------------
                                                  Seth S. Halio
                                     Vice President, Finance, and Treasurer
                                          (Principal Financial Officer)

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