Form 10-Q
period 2001-09-30
SPECTRA  PHYSICS INC
filed 2001-11-14
CIK 1047385

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's common stock, par value $0.01 per share, at September 30, 2001 was 16,965,357 shares.

================================================================================

                              SPECTRA-PHYSICS, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


                                                                                                      PAGE
                                                                                                      ----
Part I      Financial information
Item 1.     Financial statements and supplementary data:
            (a) Consolidated Balance Sheets at September 30, 2001 and December 31, 2000..............    3
            (b) Consolidated  Statements of Operations for the three and nine months ended
                September 30, 2001 and 2000..........................................................    4
            (c) Consolidated  Statements of Cash Flows for the nine months ended
                September 30, 2001 and 2000..........................................................    5
            (d) Notes to Consolidated Financial Statements...........................................    6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations....   10
Item 3.     Quantitative and Qualitative Disclosures About Market Risk...............................   17
Part II     Other Information........................................................................   18
            Signatures...............................................................................   20

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              SPECTRA-PHYSICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                                    2001             2000
                                                                                                -------------    ------------
                                                                                                 (UNAUDITED)      (SEE NOTE)
                                     ASSETS

Current assets:
  Cash and cash equivalents ...................................................................   $   7,336       $  22,639
  Accounts receivable, less allowance for doubtful accounts of $2,091 and $842, respectively ..      41,889          42,725
  Inventories .................................................................................      46,104          47,498
  Deferred tax assets .........................................................................       9,639           5,046
  Prepaid expenses and other current assets ...................................................       8,151           6,925
                                                                                                  ---------       ---------
          Total current assets ................................................................     113,119         124,833
                                                                                                  ---------       ---------
Property, plant and equipment, net ............................................................      68,123          57,746
Goodwill and other intangible assets, net of accumulated  amortization of $3,644 and
  $2,989, respectively ........................................................................       3,631           4,140
Other assets ..................................................................................       6,990           4,112
                                                                                                  ---------       ---------
          Total assets ........................................................................   $ 191,863       $ 190,831
                                                                                                  =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................................................   $  13,533       $  17,561
  Borrowings under credit facilities with banks ...............................................      27,686          22,311
  Borrowings under a credit facility with an affiliated company ...............................      12,000              --
  Accrued and other current liabilities,  including $398 and $1,294, respectively
    due to affiliated companies ...............................................................      22,843          29,929
                                                                                                  ---------       ---------
          Total current liabilities ...........................................................      76,062          69,801
Long-term debt ................................................................................          --           7,500
Other long-term liabilities ...................................................................         595             714
Commitments and contingencies
Stockholders' equity:
  Common stock ................................................................................         170             167
  Additional paid-in capital ..................................................................     113,161         102,976
  Retained earnings ...........................................................................       4,663          10,875
  Accumulated other comprehensive income (loss) ...............................................      (2,788)         (1,202)
                                                                                                  ---------       ---------
          Total stockholders' equity ..........................................................     115,206         112,816
                                                                                                  ---------       ---------
          Total liabilities and stockholders' equity ..........................................   $ 191,863       $ 190,831
                                                                                                  =========       =========

        Note: The consolidated balance sheet at December 31, 2000 has been derived from the Company's audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                 See Notes to Consolidated Financial Statements.

                              SPECTRA-PHYSICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                     ----------------------      ------------------------
                                                                       2001          2000          2001           2000
                                                                     --------      --------      ---------      ---------
Net sales .........................................................  $ 49,247      $ 45,844      $ 158,315      $ 129,061
Cost of products sold .............................................    35,863        31,200        108,172         81,310
Cost of products sold--excess inventory charges ...................        --            --          5,400             --
                                                                     --------      --------      ---------      ---------
    Gross margin ..................................................    13,384        14,644         44,743         47,751
                                                                     --------      --------      ---------      ---------
Operating expenses:
  Research and development ........................................     5,450         5,708         17,140         17,288
  Selling, general and administrative .............................    10,527         9,594         33,719         27,237
  Selling, general and  administrative--provision  for
    doubtful accounts receivables..................................       700            --          1,000             --
  Other ...........................................................       585         1,500          2,247          1,385
                                                                     --------      --------      ---------      ---------
           Total operating expenses ...............................    17,262        16,802         54,106         45,910
                                                                     --------      --------      ---------      ---------
           Operating income (loss) ................................    (3,878)       (2,158)        (9,363)         1,841
                                                                     --------      --------      ---------      ---------
Other income (expense):
  Interest income (expense) .......................................      (356)           69           (851)           551
  Foreign currency gain (loss) ....................................        27           (84)          (139)           260
                                                                     --------      --------      ---------      ---------
           Total other income (expense) ...........................      (329)          (15)          (990)           811
                                                                     --------      --------      ---------      ---------
           Income (loss) before income taxes and cumulative
             effect of change in accounting method ................    (4,207)       (2,173)       (10,353)         2,652
Provision for (benefit from) income taxes .........................    (1,682)         (543)        (4,141)         1,241
                                                                     --------      --------      ---------      ---------
           Income (loss) before cumulative effect of change in
             accounting method ....................................    (2,525)       (1,630)        (6,212)         1,411
Cumulative effect of change in accounting  method (net of
  income taxes of $1,778) .........................................        --            --             --         (2,022)
                                                                     --------      --------      ---------      ---------
    Net loss ......................................................  $ (2,525)     $ (1,630)     $  (6,212)     $    (611)
                                                                     ========      ========      =========      =========
Per share:
  Income (loss) before cumulative effect of change in accounting method:
     Basic ........................................................  $  (0.15)     $  (0.10)     $   (0.37)     $    0.09
     Diluted ......................................................  $  (0.15)     $  (0.10)     $   (0.37)     $    0.08
  Cumulative effect of change in accounting method:
     Basic ........................................................  $     --      $     --      $      --      $   (0.12)
     Diluted ......................................................  $     --      $     --      $      --      $   (0.12)
  Net loss per share:
     Basic ........................................................  $  (0.15)     $  (0.10)     $   (0.37)     $   (0.04)
     Diluted ......................................................  $  (0.15)     $  (0.10)     $   (0.37)     $   (0.04)
Shares used in computing net loss per share:
     Basic ........................................................    16,855        16,619         16,751         16,554
     Diluted ......................................................    16,855        16,619         16,751         17,448


                 See Notes to Consolidated Financial Statements.

                              SPECTRA-PHYSICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -----------------------
                                                                       2001           2000
                                                                     --------       --------
OPERATING ACTIVITIES
Net income (loss) ................................................   $ (6,212)      $   (611)
Adjustments to reconcile net income (loss) to cash  provided by
(used  in) operating activities:
  Depreciation and amortization ..................................      8,747          5,785
  Purchased in process research and development ..................         --          1,500
  Deferred Taxes .................................................     (4,593)         4,611
  Excess inventory charges .......................................      5,400             --
  Income tax benefit from exercise of stock options ..............      5,917             --
  Provision for doubtful accounts receivables ....................      1,249            257
Changes in operating assets and liabilities:
     Accounts receivable .........................................       (413)        (9,199)
     Inventories .................................................     (4,006)        (7,045)
     Prepaid expenses and other current assets ...................     (1,226)           336
     Accounts payable ............................................     (4,028)         1,830
     Accrued and other current liabilities .......................     (7,994)         5,518
                                                                     --------       --------
      Total cash used in operating activities ....................     (7,159)         2,982
                                                                     --------       --------
INVESTING ACTIVITIES
Payments for intangible assets ...................................       (150)          (600)
Purchases of property, plant and equipment .......................    (19,578)       (12,114)
Acquisition of LAS ...............................................         --           (900)
Investment .......................................................       (935)            --
Other ............................................................     (1,049)        (1,459)
                                                                     --------       --------
      Total cash used in investing activities ....................    (21,712)       (15,073)
                                                                     --------       --------
FINANCING ACTIVITIES
Net borrowings under credit facilities ...........................      9,875          6,944
Net proceeds from issuance of common stock .......................      4,271          4,597
                                                                     --------       --------
      Total cash provided by financing activities ................     14,146         11,541
                                                                     --------       --------
Effect of changes in foreign currency exchange rates .............       (578)        (1,296)
                                                                     --------       --------
          Decrease in cash and cash equivalents ..................    (15,303)        (1,846)
Cash and cash equivalents at beginning of year ...................     22,639         23,278
                                                                     --------       --------
Cash and cash equivalents at end of period .......................   $  7,336       $ 21,432
                                                                     ========       ========


                 See Notes to Consolidated Financial Statements.

                              SPECTRA-PHYSICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Spectra-Physics, Inc. ("the Company", formerly named Spectra-Physics Lasers, Inc.) designs, develops, manufactures and distributes lasers, laser systems and optics for the industrial, original equipment manufacturer (OEM), and research and development markets.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ending December 31, 2000.

   The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Friday of the thirteenth week of each quarter. For presentation purposes, the financial statements reflect the calendar month-end date.

   The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of such assets may not be fully recoverable. This review requires significant judgment and estimates by management related to future demand for the Company's products. An impairment loss would be recognized when estimated undiscounted cash flows expected to result from the use of the assets and their eventual disposition is less than the assets' carrying amount. Impairment, if any, is assessed, using discounted cash flows. To the extent actual future market conditions differ significantly from current estimates, the estimated carrying value of the Company's long-lived assets could change which may result in a future impairment charge and such charge, if any, may be material.

2. INVENTORIES

   Inventories consisted of the following (in thousands):

                                                                                        SEPTEMBER 30, DECEMBER 31,
                                                                                            2001         2000
                                                                                        ------------- ------------
     Raw material ......................................................................   $21,802      $19,519
     Work in process ...................................................................     8,039        9,533
     Finished goods (including $3,500 and $5,600 at customer locations, respectively) ..    16,263       18,446
                                                                                           -------      -------
                                                                                           $46,104      $47,498
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

   The following table presents the calculation of basic and diluted net income
(loss) per share as required under SFAS No. 128 (in thousands, except per share data):

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                           ----------------------      ----------------------
                                                             2001          2000          2001          2000
                                                           --------      --------      --------      --------
Numerator:
  Net income (loss) .....................................  $ (2,525)     $ (1,630)     $ (6,212)     $   (611)
                                                           ========      ========      ========      ========
Denominator:
  Denominator for basic net income (loss) per share:
     Weighted average shares ............................    16,855        16,619        16,751        16,554
  Effect of dilutive securities:
     Employee stock options .............................        --            --            --           894
                                                           --------      --------      --------      --------
  Denominator for diluted net income (loss) per share ...    16,855        16,619        16,751        17,448
                                                           ========      ========      ========      ========
Net income (loss) per share -- Basic ....................  $  (0.15)     $  (0.10)     $  (0.37)     $  (0.04)
Net income (loss) per share -- Diluted ..................  $  (0.15)     $  (0.10)     $  (0.37)     $  (0.04)

4. COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) was as follows (in thousands):

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                       --------------------      --------------------
                                                         2001         2000         2001         2000
                                                       -------      -------      -------      -------
Net loss ............................................  $(2,525)     $(1,630)     $(6,212)     $  (611)
Foreign currency translation adjustments ............      426         (741)        (578)      (1,296)
Unrealized gain (loss) on forward foreign currency
  contracts, net of income taxes ....................   (2,109)         880         (908)       2,442
Other ...............................................     (100)          --         (100)          --
                                                       -------      -------      -------      -------
          Total comprehensive income (loss) .........  $(4,308)     $(1,491)     $(7,798)     $   535
                                                       =======      =======      =======      =======

   Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consist of the cumulative foreign currency translation adjustments, net unrealized gains (losses) on certain forward foreign currency contracts, and unamortized pension assets.

5. LEGAL AND ENVIRONMENTAL MATTERS

   See Part II., Item 1.

6. SEGMENT REPORTING

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH OF THE REPORTABLE SEGMENT DERIVES ITS REVENUES

   In 2000, the Company realigned its business units to support growth in telecommunications and other strategic markets. The Company's current structure includes four operating groups, the Laser Group, the Passive Telecommunications Group, the Active Telecommunications Group, and Spectra-Physics Distribution.

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

   Information about segments (in thousands):

                                                                                                   ALL
                                               LG          PTG           ATG          SPD         OTHERS        TOTAL
                                           --------     --------      --------     ---------      -------     ---------
Three months ended September 30, 2001
  Net sales to external customers ......   $    360     $     --      $     --     $  47,613      $ 1,274     $  49,247
  Intersegment net sales ...............     33,599        4,346         9,579            --           --        47,524
  Segment EBIT .........................      3,979       (2,421)       (1,322)       (3,103)       1,274        (1,593)
  Segment assets .......................     58,510       31,296        47,529        86,285           --       223,620

                                                                                                   ALL
                                               LG          PTG           ATG          SPD         OTHERS        TOTAL
                                           --------     --------      --------     ---------      -------     ---------
Three months ended September 30, 2000
  Net sales to external customers ......   $    198     $      3      $    733      $ 44,247     $     663      $45,844
  Intersegment net sales ...............     34,983        4,733         8,280            --           --        47,996
  Segment EBIT .........................      6,283       (1,579)          173        (3,858)         663         1,682
  Segment assets .......................     54,176       19,999        37,827        74,665           --       186,667

                                                                                                   ALL
                                               LG          PTG           ATG          SPD         OTHERS        TOTAL
                                           --------     --------      --------     ---------      -------     ---------
Nine months ended September 30, 2001
  Net sales to external customers ......   $  1,030     $     14      $  1,704     $ 151,584      $ 3,983     $ 158,315
  Intersegment net sales ...............    112,247       16,350        28,083            --           --       156,680
  Segment EBIT .........................     17,822       (4,472)       (2,393)       (9,336)       3,983         5,604

                                                                                                   ALL
                                               LG          PTG           ATG          SPD         OTHERS        TOTAL
                                           --------     --------      --------     ---------      -------     ---------
Nine months ended September 30, 2000
  Net sales to external customers ......   $    379     $     11      $  2,580     $ 125,743      $   348     $ 129,061
  Intersegment net sales ...............     97,511       11,761        21,404            --           --       130,676
  Segment EBIT .........................     20,687       (3,955)         (755)       (8,799)         348         7,526

   Reconciliation of segment information to financial statements (in thousands):

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                            ----------------------      ------------------------
                                                              2001          2000          2001           2000
                                                            --------      --------      ---------      ---------
Net Sales:
Total external sales for reportable segments .............  $ 47,973      $ 45,181      $ 154,332      $ 128,713
Intersegment sales for reportable segments ...............    47,524        47,996        156,680        130,676
Other sales ..............................................     1,274           663          3,983            348
Elimination of intersegment sales ........................   (47,524)      (47,996)      (156,680)      (130,676)
                                                            --------      --------      ---------      ---------
   Total consolidated net sales ..........................  $ 49,247      $ 45,844      $ 158,315      $ 129,061
                                                            ========      ========      =========      =========
Income (loss) before income taxes and cumulative
  effect of change in accounting method:
Total EBIT for reportable segments .......................  $ (2,867)     $  1,019      $   1,621      $   7,178
Other EBIT ...............................................     1,274           663          3,983            348
Corporate expenses .......................................    (1,593)       (1,757)        (5,452)        (4,136)
Other expenses not allocated to segments .................       593          (583)          (868)          (164)
Excess inventory charges .................................        --            --         (5,400)            --
In process research and development ......................        --        (1,500)            --         (1,500)
Restructuring ............................................      (256)           --         (1,068)           115
Provision for doubtful accounts ..........................      (700)           --         (1,000)            --
Litigation expenses ......................................      (329)           --           (758)            --
Financing expenses .......................................        --            --           (421)            --
Interest income (expense) ................................      (356)           69           (851)           551
Foreign currency gain (loss) .............................        27           (84)          (139)           260
                                                            --------      --------      ---------      ---------
         Total consolidated income (loss) before income
           taxes and cumulative effect of change in
           accounting method .............................  $ (4,207)     $ (2,173)     $ (10,353)     $   2,652
                                                            ========      ========      =========      =========

7. RESTRUCTURING CHARGE

   In 2001, the Company announced measures to reduce its workforce, principally in the Passive Telecommunications Group, and to centralize all of its European distribution operations in one location. As a result the Company recognized a one-time charge to operations principally for severance payments of approximately $1.1 million covering 160 employees, all of whom were terminated by September 30, 2001. At September 30, 2001, $0.9 million was paid and $0.2 million was expected to be paid through December 31, 2001. During the nine months ended September 30, 2000, the Company reversed $0.1 million of unused excess restructuring reserves from its 1999 restructuring activities.

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

   At September 30, 2001, the Company had outstanding a $9.4 million term loan with a bank which had an original balance of $15.0 million. The term loan is repayable in eight equal quarterly installments through December 2002. The loan bears interest at LIBOR (2.3% at September 30, 2001) plus 1.75%. At September 30, 2001 the Company was not in compliance with certain financial covenants of this loan and did not obtain a waiver of this non-compliance from the bank. Accordingly, the balance of the loan at September 30, 2001 of $9.4 million is included in current liabilities.

   In November 2001 this term loan was repaid in full from proceeds received from Thermo Electron Corporation.

10. INCOME TAX BENEFIT

   The Company's income taxes payable has been reduced, and stockholders' equity increased, by tax benefits of $5.9 million associated with dispositions of employee stock options. The Company received an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected.

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

OVERVIEW

     We design, develop, manufacture and distribute semiconductor-based lasers and laser optics for a variety of end-markets. Our forty years of laser and optic experience has enabled us to offer passive and active optical component products to the telecommunications industry. We have been shipping lasers for commercial applications since the early 1960s and we began shipping optical components for the telecommunications industry in 1999. Thermo Electron Corporation, a company whose common stock is traded on the New York Stock Exchange, indirectly owns approximately 78.6% of our outstanding common stock at September 30, 2001. Prior to its acquisition by Thermo Electron Corporation in February 1999, Spectra-Physics AB, a Swedish company, beneficially owned approximately 80% of our outstanding common stock.

   Thermo Electron Corporation has announced its intention to commence a cash tender offer for Spectra-Physics by November 16, 2001 at a cash price of $17.50 per share. Thermo Electron had previously delayed an earlier announced tender offer for our common shares while it analyzed the impact on Spectra-Physics of the worsening economic conditions following the events of September 11. Thermo Electron has announced that the goal of its tender is to bring its ownership of Spectra-Physics to at least 90 percent, whereupon it plans to acquire all remaining outstanding shares of our common stock through a subsequent short-form merger. The timing of the short-form merger would be announced at a later date and Thermo Electron has announced that those shareholders who do not participate in the tender offer would receive $17.50 in cash per Company common share.

   We derive our revenue primarily from the sale of high power semiconductor-based and conventional lasers. High power semiconductor-based lasers are sold primarily into the computer and microelectronics manufacturing, industrial manufacturing, medical, image recording, research and development and telecommunications markets. Conventional lasers are primarily sold into the medical and research and development markets.

   Over the last several years, a growing proportion of our total net sales and most of our sales growth have been from high power semiconductor-based lasers used primarily in commercial applications. During the last few years, we also began to sell passive and active optical components to telecommunications customers. We have developed our passive telecommunications products based on our experience and capabilities in optical fabrication and thin film coating. Although these products currently represent a small percentage of our total revenues, we are focusing significant efforts on increasing revenues to telecommunications customers.

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

   In 2000, we realigned our business units to support growth in telecommunications and other strategic markets. Our current structure includes four operating groups, the Laser Group, the Passive Telecommunications Group, the Active Telecommunications Group, and Spectra-Physics Distribution. Reference is made to the footnotes of our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2000, incorporated by reference herein for disclosures of certain financial information related to the reportable segments.

   We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of such assets may not be fully recoverable. This review requires significant judgment and estimates by management related to future demand for our products. An impairment loss would be recognized when estimated undiscounted cash flows expected to result from the use of the assets and their eventual disposition is less than the assets' carrying amount. Impairment, if any, is assessed, using discounted cash flows. To the extent actual future market conditions differ significantly from our current estimates, the estimated carrying value of our long-lived assets could change which may result in a future impairment charge and such charge, if any, may be material.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the Company's results of operations as a percentage of net sales:

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                           -----------------       -----------------
                                                            2001        2000        2001        2000
                                                           -----       -----       -----       -----
Net sales .............................................    100.0%      100.0%      100.0%      100.0%
                                                           -----       -----       -----       -----
Gross margin ..........................................     27.2        31.9        28.3        37.0
Operating expenses:
  Research and development ............................     11.1        12.5        10.8        13.4
  Selling, general and administrative .................     21.4        20.9        21.3        21.1
  Selling, general and administrative--provision for
          doubtful accounts ...........................      1.4          --         0.6          --
  Other ...............................................      1.2         3.3         1.4         1.1
                                                           -----       -----       -----       -----
          Total operating expenses ....................     35.1        36.7        34.1        35.6
                                                           -----       -----       -----       -----
          Operating income (loss) .....................     (7.9)       (4.7)       (5.9)        1.4
                                                           -----       -----       -----       -----
Other income (expense):
  Interest income (expense) ...........................     (0.7)        0.2        (0.5)        0.4
  Foreign currency gain (loss) ........................      0.0        (0.2)       (0.1)        0.2
                                                           -----       -----       -----       -----
           Total other income (expense) ...............     (0.7)        0.0        (0.6)        0.6
                                                           -----       -----       -----       -----
    Income (loss) before income taxes and cumulative
     effect of change in accounting method ............     (8.5)       (4.7)       (6.5)        2.1
Provision for (benefit of) income taxes ...............     (3.4)       (1.2)       (2.6)        1.0
                                                           -----       -----       -----       -----
Income (loss) before cumulative effect of change in
     accounting method ................................     (5.1)%      (3.6)%      (3.9)%       1.1%
                                                           =====       =====       =====       =====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net sales

   Net sales were $49.2 million and $45.8 million in the three months ended September 30, 2001 and 2000, respectively, representing an increase of 7.4%. Net sales for the three months ended September 30, 2001, calculated using foreign currency exchange rates for the same period in 2000, increased 8.2%.

   Net sales in the following end user markets were:

                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         --------------------
                                                           2001         2000
                                                         -------      -------
                                                            (IN THOUSANDS)
        Computer and microelectronics manufacturing ..   $ 5,842      $ 8,203
        Industrial manufacturing .....................     5,876        5,640
        Medical ......................................     6,416        7,810
        Image recording ..............................     4,417        2,823
        Research and development .....................    24,379       18,170
        Telecommunications ...........................     1,118        1,200
        Other ........................................     1,199        1,998
                                                         -------      -------
                                                         $49,247      $45,844
                                                         =======      =======

   Sales of semiconductor-based lasers, telecommunications and conventional products were 65.3%, 2.3% and 32.4% of total net sales in the three months ended September 30, 2001, compared to 62.0%, 2.6% and 35.4% in the three months ended September 30, 2000.

   Net sales in the following geographic markets were:

                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         --------------------
                                                           2001         2000
                                                         -------      -------
                                                            (IN THOUSANDS)
        North America ................................   $23,795      $24,858
        Japan ........................................    12,102        7,699
        Europe .......................................     9,013        9,612
        Other Asia ...................................     2,060        2,897
        Rest of the World ............................     2,277          778
                                                         -------      -------
                                                         $49,247      $45,844
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

   Net sales at actual currency exchange rates percentage increase/(decrease) were as follows:

                                                                     2000 TO
                                                                       2001
                                                                     -------
        North America.............................................    -4.3%
        Japan.....................................................    57.2%
        Europe....................................................    -6.2%
        Other Asia................................................   -28.9%
        Rest of World.............................................   192.7%
        Worldwide.................................................     7.4%

   Net sales at constant currency exchange rates percentage increase/(decrease) were as follows:

                                                                     2000 TO
                                                                       2001
                                                                     -------
        North America.............................................    -4.3%
        Japan.....................................................    63.1%
        Europe....................................................    -7.0%
        Other Asia................................................   -28.9%
        Rest of World.............................................   192.7%
        Worldwide.................................................     8.2%

   Net sales were $158.3 million and $129.1 million in the nine months ended September 30, 2001 and 2000, respectively, representing an increase of 22.7%. Net sales for the nine months ended September 30, 2001, calculated using foreign currency exchange rates for the same period in 2000, increased 24.5%.

   Net sales in the following end user markets were:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
                                                            (IN THOUSANDS)
        Computer and microelectronics manufacturing ..   $ 20,987       $24,740
        Industrial manufacturing .....................     20,429        15,316
        Medical ......................................     26,716        20,944
        Image recording ..............................     11,356         7,920
        Research and development .....................     68,176        53,249
        Telecommunications ...........................      7,183         2,273
        Other .......................................       3,468         4,619
                                                         --------      --------
                                                         $158,315      $129,061
                                                         ========      ========

   Sales of semiconductor-based lasers, telecommunications and conventional products were 64.3%, 4.5% and 31.2% of total net sales in the nine months ended September 30, 2001, compared to 64.0%, 1.8% and 34.2% in the nine months ended September 30, 2000.

   Net sales in the following geographic markets were:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            ----------------------
                                                              2001          2000
                                                            --------      --------
                                                                (IN THOUSANDS)
        North America ................................      $ 75,346      $ 64,135
        Japan ........................................        40,362        30,340
        Europe .......................................        28,465        23,966
        Other Asia ...................................         6,783         6,730
        Rest of the World ............................         7,359         3,890
                                                            --------      --------
                                                            $158,315      $129,061
                                                            ========      ========

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

   Net sales at actual currency exchange rates percentage increase/(decrease) were as follows:

                                                                     2000 TO
                                                                       2001
                                                                     -------
        North America.............................................    17.5%
        Japan.....................................................    33.0%
        Europe....................................................    18.8%
        Other Asia................................................     0.8%
        Rest of World.............................................    89.2%
        Worldwide.................................................    22.7%

   Net sales at constant currency exchange rates percentage increase/(decrease) were as follows:

                                                                     2000 TO
                                                                       2001
                                                                     -------
        North America.............................................    17.5%
        Japan.....................................................    38.3%
        Europe....................................................    22.1%
        Other Asia................................................     0.8%
        Rest of World.............................................    89.2%
        Worldwide.................................................    24.5%

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

   Gross margin was $13.4 million and $14.6 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 8.6%. As a percentage of net sales, gross margin was 27.2% and 31.9% in the three months ended September 30, 2001 and 2000, respectively. Gross margin was $44.7 million and $47.8 million for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of 6.3%. As a percentage of net sales, gross margin was 28.3% and 37.0% in the nine months ended September 30, 2001 and 2000, respectively. Included in cost of sales for the nine months ended September 30, 2001 was $5.4 million of excess inventory charges. These excess inventory charges related principally to inventories for optical components and other inventories of telecommunications products and were reflective of the current telecommunications market conditions. The charges reduced the carrying value of inventories to net realizable value following a decrease in demand from telecommunication customers. Excluding the $5.4 million inventory charge discussed above, gross margin for the nine months ended September 30, 2001 was 31.7% of sales and increased 5.0% over the nine months ended September 30, 2000.

   The principal reasons for the decrease in gross margin, excluding the inventory charges, as a percentage of net sales in the three and nine months periods ended September 30 2001 compared to September 30, 2000, was under absorption of fixed costs and infrastructure investments and the effects of foreign currency exchange rates and to a lesser extent, product mix.

Operating expenses

   Operating expenses totaled $17.3 million and $16.8 million in the three months ended September 30, 2001 and 2000, respectively, representing an increase of 2.7%. As a percentage of net sales, operating expenses were 35.1% and 36.7% in the three months ended September 30, 2001 and 2000, respectively. Included in operating expenses for the three months ended September 30, 2001 were $0.7 million for an increase in the allowance for doubtful accounts receivable related to sales of optical components, $0.3 million of restructuring expenses and $0.3 million of certain legal expenses related to a patent litigation described in Part II, Item 1. Included in operating expenses for the three months ended September 30, 2000 was a charge for purchased in process research and development expenses of $1.5 million.

   Operating expenses totaled $54.1 million and $45.9 million in the nine months ended September 30, 2001 and 2000, respectively, representing an increase of 17.9%. As a percentage of net sales, operating expenses were 34.1% and 35.6% in the nine months ended September 30, 2001 and 2000, respectively. Included in operating expenses for the nine months ended September 30, 2001 were $1.0 million for an increase in the allowance for doubtful accounts receivable related to sales of optical components, $2.2 million of restructuring expenses and certain legal and accounting expenses related to a litigation described in
Part II, Item 1 and to a potential financing transaction. Included in operating expenses for the nine months ended September 30, 2000 was a reversal of excess restructuring reserves of $0.1 and a charge for purchased in process research and development expenses of $1.5 million.

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

   Research and development expenses totaled $5.5 million and $5.7 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of 4.5%. As a percentage of net sales, research and development expenses were 11.1% and 12.5% in the three months ended September 30, 2001 and 2000, respectively. Research and development expenses totaled $17.1 million and $17.3 million for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of 0.9%. As a percentage of net sales, research and development expenses were 10.8% and 13.4% in the nine months ended September 30, 2001 and 2000, respectively.

   Selling, general and administrative expenses include the expenses of our sales and support subsidiaries in Europe, Japan and North America, and other marketing and administrative expenses.

 Selling, general and administrative expenses totaled $11.2 million and $9.6 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase of 17.0%. As a percentage of net sales, selling, general and administrative expenses were 22.8% and 20.9% in the three months ended September 30, 2001 and 2000, respectively. Included in selling, general and administrative expenses for the three months ended September 30, 2001 was $0.7 million for an increase in the allowance for doubtful accounts receivable related to sales of optical components. Excluding this charge, selling, general and administrative expenses for the three months ended September 30, 2001 were 21.4% of sales and increased 9.7% over the three months ended September 30, 2000. Selling, general and administrative expenses totaled $34.7 million and $27.2 million for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of 27.5%. As a percentage of net sales, selling, general and administrative expenses were 21.9% and 21.1% in the nine months ended September 30, 2001 and 2000, respectively. Included in selling, general and administrative expenses for the nine months ended September 30, 2001 was $1.0 million for a provision for doubtful accounts receivable related to sales of optical components. Excluding this charge, selling, general and administrative expenses for the nine months ended September 30, 2001 were 21.3% of sales and increased 23.8% over the nine months ended September 30, 2000. The principal reason for the increase in selling, general and administrative expenses is the continued expansion of OEM/industrial sales efforts.

Interest income (expense)

   Net interest expense totaled $0.4 million in the three months ended September 30, 2001, and net interest income totaled $0.1 million in the three months ended September 30, 2000. Net interest expense totaled $0.9 million in the nine months ended September 30, 2001, and net interest income totaled $0.6 million in the nine months ended September 30, 2000. We incurred interest expense under our credit facilities and earned interest income on our invested cash and cash equivalents. Most of the increases in net interest expense for the three and nine month periods ended September 30, 2001 compared to September 30, 2000 resulted from increased borrowings under our credit facilities during the period.

Foreign currency gain (loss)

   At September 30, 2001, we had contracts for the sale of foreign currencies and the purchase of U.S. dollars totaling $57.9 million. At September 30, 2001, we had deferred gains relating to our foreign currency contracts of approximately $0.4 million (net of income taxes), substantially all of which is expected to be recognized in income over the next twelve months.

   The following table provides information about our foreign currency derivative financial instruments outstanding as of September 30, 2001. The information is provided in U.S. dollar amounts, as presented in our consolidated financial statements. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. All contracts mature within twelve months.

   Foreign currency spot/forward contracts (in thousands, except average contract rates):

                                                                        AVERAGE
                                                             NOTIONAL   CONTRACT
                                                              AMOUNT      RATE
                                                             -------    --------
        Japanese Yen....................................     $32,163    114.7936
        British Pound Sterling..........................       3,099      0.6940
        Australian Dollar...............................         321      1.9276
        Euro............................................      22,308      1.1118
                                                             -------
                                                             $57,891
                                                             =======
        Estimated fair value............................     $   396
                                                             =======

   The estimated fair value is based on the estimated amount at which the contracts could be settled based on forward exchange rates.

   During the three months ended September 30, 2001 and 2000, we recorded a foreign currency gain of $0.1 million and a foreign currency loss of $0.1 million, respectively. During the nine months ended September 30, 2001 and 2000, we recorded a foreign currency loss of $0.1 million and a foreign currency gain of $0.3 million, respectively. These losses and gains related principally to foreign exchange rate movements on unhedged accounts receivable.

Income tax expense (benefit)

   We recorded income tax benefits of $1.7 million and $0.5 million in the three months ended September 30, 2001 and 2000, respectively. We recorded an income tax benefit of $4.1 million for the nine months ended September 30, 2001 and income tax expense of $1.2 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, our effective tax rate was 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 2001, we had working capital of $37.1 million, including cash and cash equivalents of $7.3 million, compared to working capital at December 31, 2000 of $55.0 million, including cash and cash equivalents of $22.6 million.

   Cash used by operating activities was $7.2 million for the nine months ended September 30, 2001 compared to cash provided by operating activities of $3.0 million in the nine months ended September 30, 2000. Substantially all the net cash used by operating activities in the nine months ended September 30, 2001 represented the net loss for the period ($6.2 million) adjusted for the non-cash impact of depreciation and amortization ($8.7 million), income tax benefit from exercise of stock options ($5.9 million), and deferred taxes ($4.6 million), offset by the use of cash for operating assets and liabilities ($11.1 million). Substantially all the net cash provided by operating activities in the nine months ended September 30, 2000 represented the net loss for the period ($0.6 million) adjusted for the non-cash impact of depreciation and amortization ($5.8 million), purchased in-process research and development of $1.5 million, and realization of deferred tax assets of $4.6 million, offset by the use of cash for operating assets and liabilities ($7.8 million).

   Cash used in investing activities, primarily purchases of property, plant and equipment, was $21.7 million and $15.1 million in the nine months ended September 30, 2001 and 2000, respectively.

   Cash provided by financing activities was $14.1 million and $11.5 million in the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001, financing activities were primarily net borrowings under credit facilities of $9.9 million, and exercises of employee stock options and purchases of common stock under the Employee Stock Purchase Plan of $4.3 million. During the nine months ended September 30, 2000, financing activities were primarily net borrowings on credit facilities of $6.9 million and exercises of employee stock options of $4.6 million.

   The effect of foreign currency exchange rate changes on cash were losses of $0.6 million and $1.3 million in the nine months ended September 30, 2001 and 2000, respectively.

   These activities resulted in decreases in cash and cash equivalents of $15.3 million and $1.8 million in the nine months ended September 30, 2001 and 2000, respectively.

   We have a short-term credit facility in Japan. The credit facility is with several banks, is unsecured, allows aggregate borrowings of 2.7 billion Yen ($22.8 million), bears interest at 1.75% per annum and expires at various times in April 2002. At September 30, 2001, there were approximately $16.9 million of borrowings outstanding under this facility. Our foreign subsidiaries in Europe have credit facilities aggregating $3.8 million, of which $1.4 million was outstanding as of September 30, 2001. From time to time, the amount available under credit facilities will be reduced by the amount of performance bonds outstanding guaranteed by the applicable bank to our customers, foreign currency contracts outstanding with the applicable bank and similar arrangements.

   At September 30, 2001, we had outstanding a $9.4 million term loan with a bank which had an original balance of $15.0 million. The term loan is repayable in eight equal quarterly installments through December 2002. The loan bears interest at LIBOR (2.3% at September 30, 2001) plus 1.75%. At September 30, 2001 we were not in compliance with certain financial covenants of this loan and did not obtain a waiver of this non-compliance from the bank. Accordingly, the balance of the loan at September 30, 2001 of $9.4 million is included in current liabilities. In November 2001 this term loan was repaid in full from proceeds received from Thermo Electron Corporation.

   We have a short-term credit facility with Thermo Electron Corporation. The agreement provides for a one year, $20.0 million revolving credit facility through March 2002. At September 30, 2001, there were approximately $12.0 million of borrowings outstanding under this facility. The facility bears interest at 2.75% above the prevailing LIBOR rate.

   We have reviewed our short and long term liquidity needs. We expect our liquidity needs for at least the next 12 months will be satisfied by existing cash balances, cash available from operations, and borrowings currently available under our credit facilities.

IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets with indefinite lives no longer be amortized and will be tested for impairment at least annually and written down only when impaired. The Company will follow the requirements of SFAS No. 141 for any future business acquisitions. The adoption of SFAS No. 142 will not have a material impact on the Company's financial position, results of operations, or cash flows.

   In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. The Statement will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

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

   With regard to information systems, the euro had no material impact on our information systems through September 30, 2001. We believe the euro will have no material impact on our systems in the remainder of 2001. Furthermore, our review indicates that our information systems can operate when the legacy currencies are withdrawn in 2002. As that date gets closer, we expect to conduct another survey concerning the euro's impact on our information systems.

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

   On June 19, 2000, Rockwell Technologies LLC filed a complaint against both Spectra Physics and our Opto Power subsidiary in the United States District Court for the District of Delaware. The complaint alleges that both we and Opto Power have infringed U.S. Patent No. 4,368,098 entitled "Epitaxial Composite and Method of Making." Rockwell avers that Opto Power has infringed the patent by performing the patented process and by using wafers manufactured by the patented process and that we have infringed the patent by using and/or selling products made by the patented process. Rockwell seeks damages, including increased damages due to defendants' alleged willful infringement, plus costs and attorney fees. Rockwell has not sought injunctive relief as the patent has already expired. The trial has been scheduled to commence on February 25, 2002. We believe that Rockwell's allegations are without merit and we intend to vigorously defend this action.

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

ITEM 2. CHANGES IN SECURITIES

   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   At September 30, 2001, the Company had outstanding a $9.4 million term loan with a bank which had an original balance of $15.0 million. The term loan is repayable in eight equal quarterly installments through December 2002. The loan bears interest at LIBOR (2.3% at September 30, 2001) plus 1.75%. At September 30, 2001 the Company was not in compliance with certain financial covenants of this loan and did not obtain a waiver of this non-compliance from the bank. Accordingly, the balance of the loan at September 30, 2001 of $9.4 million is included in current liabilities. In November 2001 this term loan was repaid in full from proceeds received from Thermo Electron Corporation.

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

      10.1        Amendment to Loan Agreement

   (b) REPORTS ON FORM 8-K:

   None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Spectra-Physics, Inc.



Date: November 9, 2001                         /s/ PATRICK L. EDSELL
                                 -----------------------------------------------
                                                Patrick L. Edsell
                                 Chairman, President and Chief Executive Officer


Date: November 9, 2001                           /s/ SETH S. HALIO
                                 -----------------------------------------------
                                                  Seth S. Halio
                                     Vice President, Finance, and Treasurer
                                          (Principal Financial Officer)

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

 10.1        Amendment to Loan Agreement